Form 10-Q
period 1996-03-31
MINNESOTA BREWING CO
filed 1996-05-15
CIK 913159

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

_XXX_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
         MARCH 31, 1996

_____    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO       .


                         Commission File Number 0-23846

                            Minnesota Brewing Company
        (Exact name of small business issuer as specified in its charter)

          Minnesota                                            41-1702599
 (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)

882 West Seventh Street, St. Paul, Minnesota                      55102
 (Address of principal executive offices)                        Zip Code

                                 (612) 228-9173
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

As of May 1, 1996 the Company had 3,355,611 shares of Common Stock, no par value per share, outstanding.




PART I.  FINANCIAL INFORMATION


                            MINNESOTA BREWING COMPANY

                            CONDENSED BALANCE SHEETS

                                                              March 31,     December 31,
                                                                1996            1995
                                                             (unaudited)       (Note)
ASSETS
Current Assets:
         Cash                                                $   860,779   $      --
         Securities being held-to-maturity                       497,349       997,719
         Trade accounts receivable, less allowance
           for doubtful accounts of $34,000 at
           both dates                                          1,612,324     1,247,445

         Transition Agreement receivable                         250,000       500,000
         Vendor rebates and other receivables                     65,694       359,845
         Inventories:
           Raw materials                                         171,481       247,347
           Work-in-progress                                      807,748       750,926
           Finished goods                                      1,183,120       776,415
           Packaging & other                                   1,978,216     2,378,599
           Other                                                 621,785       278,058
                                                             -----------   -----------
                  Total Inventories                            4,762,350     4,431,345
         Other current Assets                                    285,301       211,150
                                                             -----------   -----------

                  Total Current Assets                         8,333,797     7,747,504
                                                             -----------   -----------

Property and Equipment                                         4,988,679     4,902,248
         Less allowance for depreciation                       1,230,150     1,094,693
                                                             -----------   -----------
           Net property and equipment                          3,758,529     3,807,555
                                                             -----------   -----------

Other Assets
         Trademarks, net of accumulated
           amortization $27.00 at
           March 31, 1996 and $26,000 at December 31, 1995       208,897       209,200

         Deferred income taxes                                   143,000       143,000
         Other, net of accumulated amortization of
           $160,000 at March 31, 1996 and
           $137,000 at December 31, 1995                         268,176       282,244
                                                             -----------   -----------
                  Total Other Assets                             620,073       634,444
                                                             -----------   -----------
                                                             $12,712,399   $12,189,503
                                                             ===========   ===========


Note: The Balance Sheet at December 31, 1995 has been derived from the audited financial statements at that date.

See Notes to Financial Statements



                            MINNESOTA BREWING COMPANY

                      CONDENSED BALANCE SHEETS - CONTINUED


                                                               March 31,      December 31,
                                                                 1996            1995
                                                              (unaudited)       (Note)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
         Current portion of capital lease obligation         $    211,953    $    211,953
         Noninterest-bearing advances from
           related party                                           64,043          21,749
         Trade accounts payable                                 1,012,182         471,205
         Accrued expenses                                         754,321         714,684
         Deferred federal excise tax credit                       404,362            --
                                                             ------------    ------------

                  Total Current Liabilities                     2,446,861       1,419,591
                                                             ------------    ------------

Capitalized lease obligations, less current maturities          1,930,965       1,982,428
                                                             ------------    ------------

Shareholders' Equity:
         Common stock; $.01 par value; 10,000,000 shares
           authorized, 3,355,611 issued and outstanding at
           March 31, 1995 and 3,351,611 at
           December 31, 1995                                       33,556          33,516
         Additional paid-in capital                            10,281,053      10,263,094
         Accumulated deficit                                   (1,980,036)     (1,509,126)
                                                             ------------    ------------

                  TOTAL SHAREHOLDERS' EQUITY                    8,334,573       8,787,484
                                                             ------------    ------------

                                                             $ 12,712,399    $ 12,189,503
                                                             ============    ============


Note: The Balance Sheet at December 31, 1995 has been derived from the audited financial statements at that date.

See Notes to Financial Statements



                            MINNESOTA BREWING COMPANY

                       STATEMENT OF OPERATIONS (UNAUDITED)
                  FOR THE PERIODS ENDED MARCH 31, 1996 AND 1995

                                      THREE MONTHS ENDED MARCH 31
                                         1996           1995
                                      -----------    -----------
Sales                                 $ 5,772,038    $ 7,407,990

     Less excise taxes                    672,554        469,960
                                      -----------    -----------


         Net sales                      5,099,484      6,938,030

Cost of goods sold                      4,979,650      6,592,682
                                      -----------    -----------

     Gross profit                         119,834        345,348
                                      -----------    -----------

Operating expenses:
     Advertising                          167,398        352,754
     Sales and marketing                  218,084        155,403
     Administrative                       176,985        157,870
                                      -----------    -----------
       Total operating expenses           562,467        666,027
                                      -----------    -----------

         Operating income (loss)         (442,633)      (320,679)
                                      -----------    -----------

Other income (expense):
     Interest income                       13,908         29,223
     Interest expense                     (42,185)       (48,172)
                                      -----------    -----------

     Net income (loss)                $  (470,910    $  (339,628)
                                      ===========    ===========

Net income (loss) per common share    ($      .14)   ($      .10)

Weighted average shares outstanding     3,355,277      3,334,567




                            MINNESOTA BREWING COMPANY

                       STATEMENTS OF CASH FLOW (UNAUDITED)
                  FOR THE PERIODS ENDED MARCH 31, 1996 AND 1995

                                                     THREE MONTHS ENDED MARCH 31
                                                        1996            1994
                                                     -----------    -----------
OPERATING ACTIVITIES
Net income (loss)                                    ($  470,910)   ($  339,628)
     Adjustments to reconcile net income (loss)
         to net cash used by operating activities:
                  Depreciation and amortization          159,457        159,058
     Changes in assets and liabilities:
         (Increase) decrease in trade accounts
                  receivable                            (364,879)      (747,508)
         (Increase) decrease in other receivables        544,151        (18,243)
         (Increase) decrease in inventories             (331,005)      (266,150)
         (Increase) decrease in prepaid expenses
                  and other assets                       (74,151)      (193,985)
         Increase (decrease) in accounts payable
                  and accrued expenses                   580,614      1,523,850
         Increase in deferred excise tax credit          404,362        241,100
                                                     -----------    -----------
                  Net cash provided by (used in)
                    operating activities                 447,639        358,494
                                                     -----------    -----------

INVESTING ACTIVITIES
     Purchases of property and equipment                 (86,431)      (403,913)
     Purchases of Treasury Bills                        (999,630)      (465,320)
     Purchase of intangible assets                        (9,629)       (51,680)
     Sale of Treasury Bills                            1,500,000        450,000
                                                     -----------    -----------
                  Net cash provided by (used in)
                  investing activities                   404,310       (470,913)
                                                     -----------    -----------

FINANCING ACTIVITIES
     Exercise of stock options                            18,000         81,000
     Net borrowings (repayments) on related
         party obligations                                42,293        (12,154)
     Principal payments under capital lease
         obligations                                     (51,463)       (47,636)
                                                     -----------    -----------

                  Net cash provided by (used in)
                     financing activities                  8,830         21,210
                                                     -----------    -----------


NET INCREASE (DECREASE) IN CASH                          860,779        (91,209)

CASH AT BEGINNING OF YEAR                                    -0-        131,097

CASH AT END OF PERIOD                                $   860,779    $    39,888
                                                     ===========    ===========

See Notes to Financial Statements



                            MINNESOTA BREWING COMPANY

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)


(1)      Financial Statements

         The balance sheet as of March 31, 1996, the statements of operations for the three month periods ended March 31, 1996 and 1995 and the statements of cash flows for the three month periods ended March 31, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position at March 31, 1996, and results of operations and cash flows have been included. Results of operations for the interim period are not necessarily indicative of the results that may be expected for the full fiscal year.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

         The Company's revenues are derived from the production and sale of its proprietary Grain Belt, Pig's Eye and Landmark beers, its contract production of beers and other beverages for other companies and its production of proprietary beers for sale under different brand names of private label customers.

Results of Operations

         The Company's net sales for the three month period ended March 31, 1996 were 26.5% less than the net sales for the three months ended March 31, 1995. The decrease in net sales for the first quarter of 1996 was attributable to the absence of sales to Pete's Brewing Company (Pete's), which was the Company's largest contract customer in 1995. The Pete's contract was concluded in 1995. First quarter sales, without Pete's contract sales included, reflected increases in contract sales to third parties, increases in sales of proprietary products and a slight decrease in sales of export products.

         Barrelage sales for the first three months of 1996 were 29.5% less than in the first quarter of 1995. Barrelage sales of proprietary products were up 45.7% reflecting the increasing popularity of Grain Belt Premium and the Pig's Eye brand of beers and were also impacted by a 1994 distributor incentive program whereby qualifying distributors advance purchased in December of 1994 some of their normal sales that would have occurred in the first quarter of 1995. Contract barrelage sales were down 57.1%, but after removing the effect of Pete's contract they reflect a 64.9% increase from 24,104 barrels in 1995 to 37,163 barrels in 1996. Export barrelage sales were off 4.5% primarily due to timing of various shipments.

         Operating Data (in barrels sold)

                                             Three Months Ended
                                                  March 31
                                          -------------------------
                                           1996              1995
                                          -------           -------

         Proprietary                       34,184            23,457
         Contracts, other                  37,163            24,104
         Contract, Pete's                     226            63,135
         Export                            24,539            25,688
                                          -------           -------

            Totals                         96,112           136,384
                                          =======           =======

         The Company's gross profit was $225,514 less in the first quarter of 1996 than in the first quarter of 1995. The Company's gross profit margin decreased from 5.0% in 1995 to 2.4% in the first quarter of 1996. The decrease was attributable to the decrease in sales and the related impact of our fixed plant overhead levels.

         Operating expenses were $103,560 less in the first quarter of 1996 than in the first quarter of 1995, but as a percentage of sales they increased from 9.6% in 1995 to 11.0% in 1996. The decrease in advertising expense was attributable to a lower level of advertising occurring in the first quarter of 1996 versus 1995. Sales and marketing expenses were greater in 1996, reflecting our expanded sales staff level in 1996. Administrative expenses increased primarily because certain production employees' duties were expanded to include administrative matters and reallocated accordingly.

         Interest income was 13,908 in 1996 versus 29,223 in 1995, because of a reduced level of investable funds after an increased investment in production equipment in 1995. Interest expense was $5,987 less in 1996 than in 1995 and was associated with a lower principal balance on the capitalized lease for the plant and equipment.

         The Company experienced a net loss of $470,910 in the first quarter of 1996 compared to a net loss of $339,628 in the first quarter of 1995. The increase in the loss arose principally from a decrease in sales due to the loss of the Pete's contract and a related decline in gross profit as previously noted. The loss was also occasioned by the seasonality of the business where typically the first quarter is the weakest quarter, the second and third quarters are the strongest quarters and the fourth quarter falls in between.

         No income tax benefit was recorded for the first quarter. The first quarter loss will serve to offset anticipated profits in the second quarter, however. In addition, the Company has approximately $1.3 million in loss carryforwards available to offset future taxable income.

Financial Condition

         Working capital at March 31, 1996 was $5,886,936 representing a decrease of $440,977 from $6,327,913 at December 31, 1995. The decrease is principally attributable to the net cash loss from operations of $311,453 along with an investment of $86,431 in property and equipment.

         During the three month period ended March 31, 1996, the Company generated net cash from operating activities of $447,639, which was due to a decrease in receivables of $179,272, an increase in accounts payable and accrued expenses of $580,614 and an increase in deferred excise tax credit of $404,362. These amounts were partially offset by the net loss of $470,910 reduced by depreciation and amortization of $159,457 and by an increase in inventories of $331,005 and an increase in prepaid expenses and other assets of $74,151.

         The Company provided cash of $404,310 from investing activities primarily from the net sale of Treasury Bills totaling $500,370, which was transferred to bank savings accounts. This amount was partially offset by the purchase of property and equipment of $86,431 and the purchase of $9,629 of intangible assets.

         Financing activities provided cash of $8,830 primarily from the advancement of funds from a related party of $42,293 and the exercise of stock options of $18,000, which were reduced by $51,463 of principal payments under capital lease obligations.

         The Company believes that it will be able to meet its working capital and capital resource needs for the next twelve months through cash flow from operations plus its existing cash and treasury securities.

         In conjunction with the Company's initial public offering in November of 1993, the Company's existing operating leases were converted to capitalized leases and the obligations are now reflected as long-term debt on the financial statements. The debt is being amortized over 10 years at a 7.75% interest rate. The Company has the option to acquire the property at eight times the trailing twelve months rent anytime after December 1, 1995. As indicated in the Company's 1995 annual report, based upon 1995 lease payments, the purchase price would be approximately $7.2 million at December 31, 1995. Should the Company decide to exercise its option at that date or any succeeding date it would propose to finance the acquisition with debt or equity financing or some combination thereof. The Company will monitor the exercise price going forward and will select the most beneficial time to exercise the option based upon existing facts and circumstances.

         Also in conjunction with the Company's initial public offering in November of 1993, the Company received a capital contribution of $825,140 from the Minnesota Brewing Limited Partnership ("Partnership"). This occurred through the Partnership's assumption of certain long-term debt payable in the Housing and Redevelopment Authority of the City of St. Paul. The Partnership effectively extinguished this long-term debt by placing a sufficient amount of cash in an irrevocable escrow account to pay off the debt in full. The property and equipment which were originally pledged by the Company as collateral under the debt agreements remain pledged as of December 31, 1995. The Company continues to be obligated on the debt which had an outstanding balance of $644,246 at December 31, 1995, however, the possibility that the Company would ever have to pay anything on the debt is remote.

         As a small brewer producing less than 2,000,000 barrels per year, the Company presently receives an $11.00 per barrel credit against federal exercise taxes on the first 60,000 barrels of taxable production. The cash benefit of this $660,000 credit is primarily received in the first quarter of the year. For accounting purposes, however, this credit is allocated throughout the year based upon projected taxable sales per quarter. At March 31, 1996 the Company had recognized $95,973 of this credit and deferred $404,362 of the credit to future quarters. At March 31, 1995 the Company had recognized $103,326 of this credit and deferred $241,100 for recognition in future quarters of 1995.

         The Company is a party to collective bargaining agreements with five union organizations which run for a three year term ending June 30, 1997. Increases over the remaining terms are tied to increased production levels.

         As of December 31, 1995, the Company had net operating loss carryforwards totaling $1.3 million available to reduce future taxable income, subject to an annual limitation of $575,000. To the extent the Company generates taxable income during the periods in which this net operating loss carryforward is available, the Company's cash requirements for payment of income tax will be reduced.

         On March 11, 1996, the Company announced that one of its principal customers, Winterbrook Corporation filed a Chapter 11 petition for bankruptcy. The Company produces LaCroix water products for Winterbrook.

         At the time of filing, the Company had outstanding receivables totaling approximately $725,000 and was holding inventory of approximately $410,000 against this outstanding balance. The Company entered a post-petition arrangement with Winterbrook to ship inventory on a cash in advance basis on a shipping schedule covering all the inventory. In addition, the Company agreed to continue to produce new product for Winterbrook at current production prices upon the prior payment for each week's production. The approximate uncollateralized balance due of $315,000 will be included with the other unsecured claims and settled in the bankruptcy proceedings. The receivable balance includes 1996 Company sales of product which was produced from certain inventory reflected on the Company's December 31, 1995 balance sheet. Accordingly, the Company recorded a charge to 1995 cost of goods sold of $160,000 which was the Company's estimate of the inventory valuation reserve necessary as of December 31, 1995, to properly reduce inventory for the realizability issued raised by this subsequent event. The Company continues to work with Winterbrook in an effort to reaffirm their existing contract and to explore methods in which to reduce the impact of the bankruptcy. If those efforts are not successful, the Company anticipates that a charge to operations of approximately $100,000 in the second or third quarter of 1996 may be necessary.

         On March 18, 1996, the Company entered into an interim arrangement with Winterbrook which was approved by the Bankruptcy Court. Under provisions of the agreement, Winterbrook agreed to deposit weekly in advance sufficient monies to cover the scheduled shipments of the majority of the finished goods over the six weeks ending April 26, 1996. The Company has received scheduled payments totaling approximately $410,000. The Company will also continue to produce product for Winterbrook based upon a weekly production schedule with a deposit paid in advance.




                                     PART II
                                OTHER INFORMATION


Item 1.           Legal Proceedings

                  None

Item 2.           Changes in Securities

                  None

Item 3.           Defaults Upon Senior Securities

                  None

Item 4.           Submission of Matters to a Vote of Security Holders

                  None

Item 5.           Other Information

                  None

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           None

                  (b)      Reports on Form 8-K

                           None



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            MINNESOTA BREWING COMPANY
                                  (Registrant)


Dated:  May 14, 1996                           /s/ Dennis P. Barrett
                                               ---------------------
                                               Dennis P. Barrett
                                               Vice President of Finance