Form 10-Q
period 1996-06-30
MINNESOTA BREWING CO
filed 1996-08-19
CIK 913159

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(Mark One)

XXX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
         JUNE 30,  1996

____ TRANSITION REPORT UNDER SECTION 13 OR (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_____TO____


                         Commission File Number 0-23846

                            Minnesota Brewing Company
        (Exact name of small business issuer as specified in its charter)

           Minnesota                                            41-1702599
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


        882 West Seventh Street, St. Paul, Minnesota            55102
          (Address of principal executive offices)             Zip Code

                                 (612) 228-9173
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO _____

As of August 1, 1996 the Company had (3,389,211) shares of Common Stock, no par value per share, outstanding.



                            MINNESOTA BREWING COMPANY

                                      INDEX
                                                                       Page

PART 1.  Financial Statements

    Item 1.     Condensed Balance Sheets as of
                June 30, 1996 and December 31, 1995 ......................3

                Statements of Operations for the three and six month
                periods ended June 30, 1996 and June 30, 1995 ............5

                Statements of Cash Flow for the six
                month periods ended June 30, 1996
                and June 30, 1995 ........................................6

                Notes to Financial Statements ............................7

    Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations ...............................................8

PART II. OTHER INFORMATION ..............................................13

Signatures ..............................................................14


                                      Minnesota Brewing Company

                                      Condensed Balance Sheets

                                                        June 30,       December 31,
                                                          1996             1995
                                                       -----------     ------------
                                                       (unaudited)        (Note)
Assets
Current Assets:
   Cash                                                $   200,936     $      --
   Securities being held-to-maturity                       490,765         997,719
   Trade accounts receivable, less allowance
     for doubtful accounts of $34,000 at
     both dates                                          3,673,405       1,247,445

   Transition Agreement receivable                         250,000         500,000
   Vendor rebates and other receivables                     63,812         359,845
   Inventories:
     Raw materials                                         310,225         247,347
     Work-in-progress                                    1,061,854         750,926
     Finished goods                                      1,509,195         776,415
     Packaging                                           1,763,981       2,378,599
     Other                                                 679,430         278,058
                                                       -----------     -----------
               Total Inventories                         5,324,685       4,431,345
   Other Current Assets                                    270,365         211,150
                                                       -----------     -----------

               Total Current Assets                     10,273,968       7,747,504
                                                       -----------     -----------

Property and Equipment                                   5,071,068       4,902,248
  Less allowance for depreciation                        1,371,944       1,094,693
                                                       -----------     -----------
     Net Property and Equipment                          3,699,124       3,807,555
                                                       -----------     -----------

Other Assets
  Trademarks, net of accumulated
    amortization of $31,000 at
    June 30, 1996 and $26,000 at December 31, 1995         220,218         209,200

    Deferred income taxes                                  143,000         143,000
    Other, net of accumulated amortization of
      $180,000 at June 30, 1996 and
      $137,000 at December 31, 1995                        283,437         282,244
                                                       -----------     -----------
               Total Other Assets                          646,655         634,444
                                                       -----------     -----------
                                                       $14,619,747     $12,189,503
                                                       ===========     ===========

Note: The Balance Sheet at December 31, 1995 has been derived from the audited financial statements at that date.

See Notes to Financial Statements


                            Minnesota Brewing Company

                      Condensed Balance Sheets - Continued


                                                           June 30,         December 31,
                                                             1996               1995
                                                          -----------       ------------
                                                          (unaudited)          (Note)
Liabilities and Shareholders' Equity

Current Liabilities:
  Current portion of capital lease obligation             $    211,953      $    211,953
  Noninterest-bearing advances from
    related party                                               94,410            21,749
  Trade Accounts Payable                                     2,326,419           471,205
  Accrued Expenses                                           1,022,930           714,684
  Deferred Federal Excise Tax Credit                           362,539
                                                          ------------      ------------

              Total Current Liabilities                      4,018,251         1,419,591
                                                          ------------      ------------

Capitalized Lease Obligation, less Current Maturities        1,878,498         1,982,428
                                                          ------------      ------------

Shareholders' Equity:
  Common Stock; $.01 par value; 10,000,000 shares
    authorized 3,389,211 issued and outstanding
    at June 30, 1996 and 3,351,611 at
    December 31, 1995                                           33,892            33,516
  Additional paid-in capital                                10,435,667        10,263,094
  Accumulated Deficit                                       (1,746,561)       (1,509,126)
                                                          ------------      ------------

              TOTAL SHAREHOLDERS' EQUITY                     8,722,998         8,787,484
                                                          ------------      ------------

                                                          $ 14,619,747      $ 12,189,503
                                                          ============      ============



Note: The Balance Sheet at December 31, 1995 has been derived from the audited financial statements at that date.

See Notes to Financial Statements


                           MINNESOTA BREWING COMPANY
                      STATEMENT OF OPERATIONS (UNAUDITED)
                  FOR THE PERIODS ENDED JUNE 30, 1996 AND 1995

                                       Three Months                        Six Months
                                       Ended June 30                      Ended June 30
                                ---------------------------      ----------------------------
                                   1996            1995              1996             1995
                                ----------      -----------      -----------      -----------
Gross Sales                     $8,903,401      $10,164,313      $14,675,439      $17,572,303
  Less: Excise Taxes               933,636          687,638        1,606,190        1,157,598
                                ----------      -----------      -----------      -----------

    Net Sales                    7,969,765        9,476,675       13,069,249       16,414,705

Cost of Goods Sold               7,008,036        8,480,054       11,987,686       15,072,736
                                ----------      -----------      -----------      -----------

    Gross Profit                   961,729          996,621        1,081,563        1,341,969
                                ----------      -----------      -----------      -----------
Operating Expenses:
  Advertising                      294,740          346,425          512,824          699,179
  Sales and Marketing              178,834          200,642          346,232          356,045
  Administrative                   224,954          184,947          401,939          342,817
                                ----------      -----------      -----------      -----------

  Total Operating Expenses         698,528          732,014        1,260,995        1,398,041
                                ----------      -----------      -----------      -----------

  Operating Income (Loss)          263,201          264,607         (179,432)         (56,072)

Interest Income                     13,956           14,564           27,864           43,787
Interest Expense                   (41,182)         (51,961)         (83,367)        (100,133)
Provision for Income Taxes          (2,500)          (2,500)          (2,500)          (2,500)
                                ----------      -----------      -----------      -----------

  Net Income (Loss)             $  233,475      $   224,710      $  (237,435)     $  (114,918)
                                ==========      ===========      ===========      ===========

  Net Income (Loss)
   per Common Share             $      .07      $       .07      $      (.07)     $      (.03)

Weighted Average Shares
  Outstanding                    3,368,601        3,346,611        3,359,618        3,340,771



                            Minnesota Brewing Company

                       Statements of Cash Flow (Unaudited)
                   For the Periods Ended June 30, 1996 and 1995

                                                                    Six Months Ended June
                                                                -----------------------------
                                                                    1996             1995
                                                                ------------     ------------
OPERATING ACTIVITIES
Net Income (loss)                                               $  (237,435)     $  (114,918)
  Adjustments to Reconcile Net Income (loss)
    to net cash provided by (used by) operating activities:
              Depreciation and Amortization                         325,251          272,206
  Changes in assets and liabilities:
    (Increase) decrease in trade accounts
          receivable                                             (2,425,960)        (370,221)
    (Increase) decrease in other receivables                        546,033
    (Increase) decrease in inventories                             (893,340)        (811,189)
    (Increase) decrease in prepaid expenses
          and other assets                                          (59,215)        (152,572)
    Increase (decrease) in accounts payable
          and accrued expenses                                    2,163,460        1,002,390
    Increase in deferred excise tax credit                          362,539          356,543
                                                                -----------      -----------
          Net cash provided by (used in)
            operating activities                                   (218,667)         182,239
                                                                -----------      -----------

INVESTING ACTIVITIES
  Purchase of property and equipment                               (168,820)        (898,240)
  Purchases of Treasury Bills                                    (1,493,046)      (1,456,115)
  Purchase of intangible assets                                     (60,211)        (138,174)
  Sale of Treasury Bills                                          2,000,000        2,276,243
                                                                -----------      -----------
          Net cash provided by (used in)
          investing activities                                      277,923         (216,286)
                                                                -----------      -----------
FINANCING ACTIVITIES
  Excercise of stock options                                        172,949           81,000
  Net borrowings (repayments) on related
     party obligations                                               72,661             (847)
  Principal payments under capital lease
     obligations                                                   (103,930)         (96,203)
                                                                -----------      -----------

          Net cash provided by (used in)
               financing activities                                 141,680          (16,050)
                                                                -----------      -----------

NET INCREASE (DECREASE) IN CASH                                     200,936          (50,097)

CASH AT BEGINNING OF YEAR                                              --            131,097
                                                                -----------      -----------

CASH AT END OF PERIOD                                           $   200,936      $    81,000
                                                                ===========      ===========

See Notes to Financial Statements



                            MINNESOTA BREWING COMPANY

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)


(1)      Financial Statements

         The balance sheet as of June 30, 1996, the statements of operation for the three and six month periods ended June 30, 1996 and the statements of cash flow for the six month periods ended June 30, 1996 and June 30, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position at June 30, 1996, and the results of operations and cash flows for the periods then ended have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.


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

Results of Operations

         Information included in this Form 10-Q which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable termination constitutes forward-looking information. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) competition within the brewing industry, (ii) the Company's ability to continue to achieve and maintain contract brewing arrangements; (iii) the continued success of the Company's proprietary brands and (iv) the Company's continued ability to sell products for export.

         The Company's net sales for the three and six months ended June 30, 1996, decreased 15.9% and 20.7% respectively compared with net sales for the three and six month periods ended June 30, 1995. The decrease in net sales for the second quarter and for the first six months of 1996 was attributable to the absence of sales to Pete's Brewing Company (Pete's) which was the Company's largest contract customer in 1995. The Pete's contract was concluded in 1995. Second quarter sales without Pete's contract sales included, reflected increases in contract sales to other third parties, increases in export sales and a slight decrease in sales of the Company's proprietary brands which were affected by the colder weather in May and June of 1996 compared to 1995. For the six month period ended June 30, 1996, sales increases were experienced in all areas when compared to 1995 after excluding Pete's sales.

         Barrelage sales for the second quarter of 1996 were 19.1% less than in the second quarter of 1995 and 23.6% less for the first six months of 1996 versus 1995. Barrelage sales of proprietary products during the second quarter were down 1.1% compared to 1995 and were adversely affected by colder weather in May and June of 1996 in the Company's major markets then that experienced in 1995; barrelage sales of proprietary products for the first six months of 1996 were 15.2% ahead of 1995. Contract barrelage sales were down 37.4% for the second quarter and 46.5% for the six month period. After removing the effect of Pete's sales however, contract sales to other third parties reflected an increase of 169.6% for the second quarter of 1996 and 111.5% increase for the first six months of 1996 when compared to similar periods in 1995. Export barrelage sales were up 12.6% and 5.3% respectively for the second quarter of 1996 and the first six month period of 1996 when compared to the same periods in 1995.

Operating Date (in barrels sold)

                            Three Months                   Six Months
                            Ended June 30                 Ended June 30
                        --------------------          --------------------
                          1996         1995             1996        1995
                        -------      -------          -------      -------

Proprietary              43,534       44,020           77,718       67,477
Contracts, other         64,130       23,785          101,293       47,889
Contract, Pete's          - 0 -       78,641              226      141,776
Export                   38,245       33,951           62,784       59,639
                        -------      -------          -------      -------

     Totals             145,909      180,397          242,021      316,781
                        =======      =======          =======      =======


         The Company's gross profit was $260,406 less during the 1996 six month period than in the similar period of 1995 and $34,892 less during the second quarter of 1996 than 1995. The Company's gross profit improved in the second quarter from 10.5% to 12.1% in 1996, while year to date the gross margin was relatively constant at 8.3% in 1996 compared to 8.2% in 1995. The improvement in gross profit in the second quarter was attributable to an improvement in the costs of some materials and in the blend of sales mix during the quarter compared to 1995.

         Operating expenses were $137,046 less in the first six months of 1996 compared to 1995, while as a percentage of sales they increased from 8.5% in 1995 to 9.6% in 1996. During the second quarter of 1996 operating expenses decreased $34,892 compared to 1995, while as a percentage of sales they increased from 7.7% in 1995 to 8.8% in 1996 primarily because of the reduced level of sales activity. The decrease in advertising expenses in both reported periods was attributable to a lower level of advertising occurring in 1996 than in 1995. Sales and marketing expenses were also less in both reported periods for 1996 than those incurred in 1995. Administrative expenses were greater for the first six months and the first quarter of 1996 than the same periods in 1995 primarily because certain production employees' duties were expanded to included administrative matters and reallocated accordingly.

         Interest income was $27,864 for the first six months of 1996 versus $43,787 in 1995 because of a reduced level of investable funds after an increased investment in production equipment in 1995. The impact in the second quarter of 1996 was a decrease of $608 from the second quarter of 1995.

         Interest expense, which is associated with the capitalized lease for the plant and equipment was $16,766 less for the six month period of 1996 and $10,779 less for the second quarter of 1996 than that which was incurred for the similar periods of 1995.

         For the second quarter of 1996, the Company experienced a net profit of $233,475 versus a net profit of $224,710 for the second quarter of 1995. The increase of $8,765 in 1996 was primarily attributable to a reduction in interest expense of $10,779, while operating expenses declined and the gross profit improved to offset the impact of the sales reduction that occurred for the first six months of 1996. The Company experienced a net loss of $237,435 versus a net loss of $114,918 for the first six months of 1995. The increase in the loss arose principally from a decrease in sales due to the loss of the Pete's contract.

         Since the Company has approximately $1.3 million in loss carryforwards available, no income tax provision is provided in the financial statements other than the Minnesota minimum filing fee. The loss for the first six months of 1996 will serve to offset anticipated profits in the third quarter.

FINANCIAL CONDITION

         Working capital at June 30, 1996 was $6,255,717 representing a decrease of $72,196 from $6,327,913 at December 31, 1995. The decrease is attributable to the investment of funds into additional equipment and intangible assets.

         During the six month period ended June 30, 1996, the Company utilized net cash from operating activities of $218,667, which was due to an increase in accounts receivable of $2,425,960, an increase in inventories of $893,340 and an increase in prepaid expenses and other assets of $59,215. These amounts were partially offset by the net loss of $237,435 reduced by depreciation and amortization of $325,251, and by a decrease in other receivables of $546,033, an increase in accounts payable and accrued expenses of $2,163,460 and an increase in deferred excise tax credit of $362,539.

         The Company provided cash of $277,923 from investing activities primarily from the net sale of Treasury Bills totaling $506,954, which was transferred to bank savings accounts. This amount was partially offset by the purchase of property and equipment of $168,820 and the purchase of $60,211 of intangible assets.

         Financing activities provided cash of $141,680 primarily from the advancement of funds from a related party of $72,661 and the exercise of stock options of $172,949, which were reduced by $103,930 of principal payments under capital lease obligations.

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

         Also in conjunction with the Company's initial public offering in November of 1993, the Company received a capital contribution of $825,140 from the Minnesota Brewing Limited Partnership ("Partnership"). This occurred through the Partnership's assumption of certain long-term debt payable to the Housing and Redevelopment Authority of the City of St. Paul. The Partnership effectively extinguished this long-term debt by placing a sufficient amount of cash in an irrevocable escrow account to pay off the debt in full. The property and equipment which were originally pledged by the Company as collateral under the debt agreements remain pledged as of June 30, 1996. The Company continues to be obligated on the debt which had an outstanding balance of $605,010 at June 30, 1996, however, the possibility that the Company would ever have to pay anything on the debt is remote.

         As a small brewer producing less than 2,000,000 barrels per year, the Company presently receives an $11.00 per barrel credit against federal exercise taxes on the first 60,000 barrels of taxable production. The cash benefit of this $660,000 credit is primarily received in the first quarter of the year. For accounting purposes, however, this credit is allocated throughout the year based upon projected taxable sales per quarter. At June 30, 1996 the Company had recognized $297,461 of this credit and deferred $362,539 of the credit to future quarters. At June 30, 1995 the Company had recognized $303,457 of this credit and deferred $356,543 for recognition in future quarters of 1995.

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

         At the time of filing, the Company had outstanding receivables totaling approximately $725,000 and was holding inventory of approximately $410,000 against this outstanding balance. The Company entered a post-petition arrangement with Winterbrook to ship inventory on a cash in advance basis on a shipping schedule covering all the inventory. In addition, the Company agreed to continue to produce new product for Winterbrook at current production prices upon the prior payment for each week's production. The approximate uncollateralized balance due of $315,000 will be included with the other unsecured claims and settled in the bankruptcy proceedings. The receivable balance includes 1996 Company sales of product which was produced from certain inventory reflected on the Company's December 31, 1995 balance sheet. Accordingly, the Company recorded a charge to 1995 cost of goods sold of $160,000 which was the Company's estimate of the inventory valuation reserve necessary as of December 31, 1995, to properly reduce inventory for the realizability issued raised by this subsequent event. The Company continues to work with Winterbrook in an effort to reaffirm their existing contract and to explore methods in which to reduce the impact of the bankruptcy. If those efforts are not successful, the Company anticipates that a charge to operations of approximately $100,000 in the third or fourth quarter of 1996 may be necessary.

                                                                 (11)
         On March 18, 1996, the Company entered into an interim arrangement with Winterbrook which was approved by the Bankruptcy Court. Under provisions of the agreement, Winterbrook agreed to deposit weekly in advance sufficient monies to cover the scheduled shipments of the majority of the finished goods over the six weeks ending April 26, 1996. The Company has received scheduled payments totaling approximately $410,000. The Company will also continue to produce product for Winterbrook based upon a weekly production schedule with a deposit paid in advance.


                                     PART II
                                OTHER INFORMATION


Item 1.           LEGAL PROCEEDINGS

                  None

Item 2.           CHANGES IN SECURITIES

                  None

Item 3.           DEFAULTS UPON SENIOR SECURITIES

                  None

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company held its annual meeting of shareholders on May 14, 1996. At the meeting, the following person were elected as directors to serve for a term ending at the Company's annual meeting of shareholders in 1997 or until their successors are elected:

                  Bruce E. Hendry
                  Richard A. McMahon
                  Dennis P. Barrett
                  John C. Brzezinski
                  Robert E. Evans
                  Subramanian Krishnan
                  Stephen C. Leuthold

Item 5.           OTHER INFORMATION

                  None

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           Exhibit 27 - Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None



                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     MINNESOTA BREWING COMPANY
                                            (Registrant)



Dated:   August 14, 1996             _____________________________________
                                     Dennis P. Barrett
                                     Vice President of Finance