Form 10-Q
period 1996-09-30
MINNESOTA BREWING CO
filed 1996-11-13
CIK 913159

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

XXX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

___ TRANSITION REPORT UNDER SECTION 13 OR (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO ___


                         Commission File Number 0-23846

                            Minnesota Brewing Company
          (Exact name of registrant issuer as specified in its charter)

         Minnesota                                               41-1702599
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization                             Identification No.)

882 West Seventh Street, St. Paul, Minnesota                        55102
 (Address of principal executive offices)                         (Zip Code)

                                 (612) 228-9173
                         (Registrant's Telephone Number)


Check whether the registrant (1) filed all reports required to be filed by
Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES_X_ NO___

As of November 1, 1996 the Company had 3,389,211 shares of Common Stock, $ .01 value per share, outstanding.



                            MINNESOTA BREWING COMPANY

                                      INDEX
                                                                            Page
PART I.       Financial Statements

              Item 1.    Condensed Balance Sheets as of
                         September 30, 1996 and December 31, 1995.............3

                         Statement of Operations for the three and nine
                         month periods ended September 30, 1996 and
                         September 30, 1995...................................5

                         Statement of Cash Flow for the nine
                         month periods ended September 30, 1996
                         and September 30, 1995...............................6

                         Notes to Financial Statements........................7

              Item 2.    Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations...........................................8

PART II.      Other Information..............................................13

Signatures...................................................................14


                            Minnesota Brewing Company

                            Condensed Balance Sheets

                                                                   September 30,    December 31
                                                                       1996            1995
                                                                   ------------    ------------
                                                                    (unaudited)       (note)
Assets
Current Assets:
           Cash                                                    $    260,013    $       --
           Securities being held-to-maturity                            497,335         997,719
           Trade accounts receivable less allowance
              for doubtful accounts of $194,000 at September 30,
              1996 and $34,000 at December 31, 1995                   1,372,026       1,247,445

           Transition agreement receivable                                - 0 -         500,000
           Vendor rebates and other receivables                          26,140         359,845
           Inventories:
              Raw materials                                             261,441         247,347
              Work-in-progress                                          810,574         750,926
              Finished goods                                          1,680,164         776,415
              Packaging                                               2,132,831       2,378,599
              Other                                                     695,907         278,058
                                                                   ------------    ------------
                           Total inventories                          5,580,917       4,431,345
              Other current assets                                      382,593         211,150
                                                                   ------------    ------------

                           Total current assets                       8,119,024       7,747,504
                                                                   ------------    ------------

Property and Equipment                                                5,123,743       4,902,248
           Less allowance for depreciation                           (1,515,526)     (1,094,693)
                                                                   ------------    ------------
              Net property and equipment                              3,608,217       3,807,555
                                                                   ------------    ------------

Other Assets
           Trademarks, net of accumulated
              amortization of $35,000 at September 30, 1996
              and $26,000 at December 31, 1995                          232,278         209,200

           Deferred income taxes                                        143,000         143,000
           Other, net of accumulated amortization of
              $198,000 at September 30, 1996 and
              $137,000 at December 31, 1995                             338,113         282,244
                                                                   ------------    ------------
                           Total other assets                           713,391         634,444
                                                                   ------------    ------------
                                                                   $ 12,440,632    $ 12,189,503
                                                                   ============    ============

Note: The Balance Sheet at December 31, 1995 has been derived from the audited financial statements at that date.

See Notes to Financial Statements


                            Minnesota Brewing Company

                      Condensed Balance Sheets - Continued

                                                               September 30,     December 31,
                                                                   1996              1995
                                                               (unaudited)          (note)
                                                               ------------      ------------
Liabilities and Shareholders' Equity

Current Liabilities:
           Current portion of capital lease obligation         $    211,953      $    211,953
           Noninterest-bearing advances from
              related party                                          82,684            21,749
           Trade accounts payable                                   651,236           471,205
           Accrued expenses                                         760,119           714,684
           Deferred federal excise tax credit                       173,850
                                                               ------------      ------------

                           Total current liabilities              1,879,842         1,419,591
                                                               ------------      ------------

Capitalized Lease Obligation, less current maturities             1,825,008         1,982,428
                                                               ------------      ------------

Shareholders' Equity:
           Common Stock; $.01 par value; 10,000,000 shares
              authorized 3,389,211 issued and outstanding
              at September 30, 1996 and 3,351,611 at
              December 31, 1995                                      33,892            33,516
           Additional paid-in capital                            10,435,667        10,263,094
           Accumulated deficit                                   (1,733,777)       (1,509,126)
                                                               ------------      ------------

                           Total shareholders' equity             8,735,782         8,787,484
                                                               ------------      ------------

                                                               $ 12,440,632      $ 12,189,503
                                                               ============      ============

Note: The Balance Sheet at December 31, 1995 has been derived from the audited financial statements at that date.

See Notes to Financial Statements


                            Minnesota Brewing Company

                            Statements of Operations
                For the Periods Ended September 30, 1996 and 1995
                                   (Unaudited)

                                        Three Months                    Nine Months
                                     Ended September 30,             Ended September 30,
                                ---------------------------    ----------------------------
                                     1996           1995            1996            1995
                                     ----           ----            ----            ----
Gross sales                     $ 7,021,983    $ 11,056,827    $ 21,697,422    $ 28,629,130

   Less excise taxes                858,620         824,145       2,464,810       1,981,743
                                -----------    ------------    ------------    ------------
     Net sales                    6,163,363      10,232,682      19,232,612      26,647,387
                                -----------    ------------    ------------    ------------

Cost of goods sold                5,385,460       9,495,971      17,373,146      24,568,707
   Less transition agreement
     revenue                           --           490,436            --           490,436
                                -----------    ------------    ------------    ------------
       Net cost of goods sold     5,385,460       9,005,535      17,373,146      24,078,271
                                -----------    ------------    ------------    ------------
   Gross profit                     777,903       1,227,147       1,859,466       2,569,116
                                -----------    ------------    ------------    ------------

Operating expenses
   Advertising                      377,283         534,909         890,107       1,234,088
   Sales and marketing              216,470         196,720         562,702         552,765
   Administrative                   177,278         177,280         579,217         520,097
                                -----------    ------------    ------------    ------------
   Total operating expenses         771,031         908,909       2,032,026       2,306,950
                                -----------    ------------    ------------    ------------

     Operating income (loss)          6,872         318,238        (172,560)        262,166

Interest income                      23,602          12,015          51,466          55,802
Interest expense                    (40,158)        (47,296)       (123,525)       (147,429)
Provision for income taxes           22,468          (1,250)         19,968          (3,750)
                                -----------    ------------    ------------    ------------

   Net income (loss)            $    12,784    $    281,707    $   (224,651)   $    166,789
                                ===========    ============    ============    ============

Net income (loss) per
   Common Share                 $       .00    $        .08    $       (.07)   $        .05

Weighted average shares
   outstanding                    3,398,933       3,349,054       3,369,214       3,355,745

   See Notes to Financial Statement


                            Minnesota Brewing Company

                       Statements of Cash Flow (Unaudited)
                For the Periods Ended September 30, 1996 and 1995

                                                                  Nine Months Ended September
                                                                  ---------------------------
                                                                       1996           1995
                                                                  ------------    -----------
OPERATING ACTIVITIES
Net income (loss)                                                  $  (224,651)   $   166,789
         Adjustments to reconcile net income (loss)
         to net cash provided by (used by) operating activities:
              Depreciation and Amortization                            490,833        433,652
         Changes in assets and liabilities:
         (Increase) decrease in trade accounts
              receivable                                              (124,581)    (1,074,674)
         (Increase) decrease in other receivables                      833,705           --
         (Increase) decrease in inventories                         (1,149,572)      (491,766)
         (Increase) decrease in prepaid expenses
              and other assets                                        (171,443)       (87,790)
         Increase (decrease) in accounts payable
              and accrued expenses                                     225,466      1,575,590
         Increase in deferred excise tax credit                        173,850        140,854
                                                                   -----------    -----------
              Net cash provided by (used in)
               operating activities                                     53,607        662,655
                                                                   -----------    -----------

INVESTING ACTIVITIES
         Purchase of property and equipment                           (221,495)      (946,435)
         Purchase of Treasury Bills                                 (1,499,616)    (1,951,515)
         Purchase of intangible assets                                (148,947)      (168,848)
         Proceeds of maturing Treasury Bills                         2,000,000      2,776,243
                                                                   -----------    -----------
              Net cash provided by (used in)
              investing activities                                     129,942       (290,555)
                                                                   -----------    -----------

FINANCING ACTIVITIES
         Exercise of stock options                                     172,949        103,500
         Net borrowings (repayments) on related
              party obligations                                         60,935        (58,973)
         Principal payments under capital lease
              obligations                                             (157,420)      (145,716)
                                                                   -----------    -----------
                  Net cash provided by (used in)
                      financing activities                              76,464       (101,189)
                                                                   -----------    -----------

NET INCREASE (DECREASE) IN CASH                                        260,013        270,911

CASH AT BEGINNING OF YEAR                                                 --          131,097
                                                                   -----------    -----------

CASH AT END OF PERIOD                                              $   260,013    $   402,008
                                                                   ===========    ===========

See Notes to Financial Statements


                            Minnesota Brewing Company

                          Notes to Financial Statements

                                   (Unaudited)


(1)      Financial Statements

         The balance sheet as of September 30, 1996, the statements of operations for the three and nine month periods ended September 30, 1996 and the statements of cash flow for the nine month periods ended September 30, 1996 and September 30, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position at September 30, 1996, and the results of operations and cash flows for the periods then ended have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

General

         The Company's revenues are derived from the production and sale of its proprietary Grain Belt, Pig's Eye, Landmark and specialty brand beers, its contract production of beers and other beverages for other companies and its production of proprietary beers for sale under different brand names of private label customers.

Forward-Looking Statement

         Information included in this Form 10-Q which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," " estimated," or "continue" or the negative thereof or other variations thereon or comparable terminology constitutes forward-looking information. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) competition within the brewing industry; (ii) the Company's ability to continue to achieve and maintain contract brewing arrangements; (iii) the continued success of the Company's proprietary brands and (iv) the Company's continued ability to sell product for export.

Results of Operations

         The Company's net sales for the three and nine months ended September 30, 1996, decreased 39.8% and 27.8% respectively compared with net sales for the three and nine month periods ended September 30, 1995. The decrease in net sales for the third quarter and for the first nine months of 1996 was primarily attributable to the absence of sales to Pete's Brewing Company (Pete's) which was the Company's largest contract customer in 1995. The Pete's contract was concluded in 1995. Third quarter sales without Pete's contract sales included, reflected slight increases in proprietary sales and contract sales to other third parties, while export sales were down significantly due to a reduction in orders from a foreign markets distributor.

         For the nine month period ended September 30, 1996, sales increases were experienced in proprietary products and in contract products after excluding Pete's sales, while export sales were down for the nine month period because of the lower level of export sales in the third quarter.

         Barrelage sales for the third quarter of 1996 were 49.0% less then in the third quarter of 1995 and 33.4% less for the first nine months of 1996 versus 1995. Barrelage sales of proprietary products during the third quarter were up 2.4% compared to 1995, however, they were adversely affected by the winddown of business activities by the Company's two major distributors at the end of September 1996 prior to the transfer of their business to other distributors. Barrelage sales of proprietary products for the first nine months of 1996 were 10.1% ahead of 1995. Contract barrelage sales were down 62.6% for the third quarter and 52.6% for the nine month period. After removing the effect of Pete's sales however, contract sales to other third parties reflected an increase of 2.1% for the third quarter of 1996 and 59.9% increase for the first nine months of 1996 compared to similar periods in 1995. Export barrelage sales were down 66.7% and 23.4% respectively for the third quarter of 1996 and the first nine months of 1996 when compared to the same periods in 1995 because of the decline in sales due to a reduction in orders from a foreign markets distributor impacted by the change in the Japanese exchange rate.

Operating Data (in barrels sold)

                                    Three Months               Nine Months
                                 Ended September 30,       Ended September 30,
                               ---------------------      ---------------------
                                 1996          1995        1996          1995
                               -------       -------      -------       -------

Proprietary                     45,682        44,609      123,400       112,086
Contracts, other                43,632        42,750      144,925        90,639
Contract, Pete's                 - 0 -        74,006          226       215,782
Export                          13,139        39,494       75,923        99,133
                               -------       -------      -------       -------

     Totals                    102,453       200,859      344,474       517,640
                               =======       =======      =======       =======

         The Company's gross profit was $709,650 less during the 1996 nine month period than in the similar period of 1995 and $449,244 less during the third quarter of 1996 than 1995. The nine month and third quarter gross profit for 1995 includes the $500,000 transition agreement payment from Pete's Brewing Company, which was offset against cost of goods sold. The Company's gross profit improved in the third quarter from 12.0% to 12.6% in 1996 while year to date the gross margin was relatively constant at 9.7% in 1996 compared to 9.6% in 1995. The improvement in gross profit in the third quarter was attributable to an improvement in the costs of some materials and in the blend of sales mix during the quarter compared to 1995.

         Operating expenses were $274,924 less in the first nine months of 1996 compared to 1995, while as a percentage of sales they increased from 8.7% in 1995 to 10.6% in 1996. During the third quarter of 1996 operating expenses decreased $137,878 compared to 1995, while as a percentage of sales they increased from 8.9% in 1995 to 12.5% in 1996 primarily because of the reduced level of sales. The decrease in advertising expenses in both reported periods was attributable to a lower level of advertising occurring in 1996 than in 1995. Sales and marketing expenses were slightly higher in both reported periods for 1996 than those incurred in 1995. Administrative expenses were greater for the first nine months of 1996 than the same period in 1995 primarily because certain production employees' duties were expanded to include administrative matters and reallocated accordingly. Administrative expenses were similar for the third quarter of 1996 and 1995.

         Interest income was $51,466 for the first nine months of 1996 versus $55,802 in 1995 because of a reduced level of investable funds after an increased investment in production equipment in 1995. However, in the third quarter of 1996 interest income was $11,587 greater than the third quarter of 1995 due to more funds available for investment throughout the quarter.

         Interest expense, which is associated with the capitalized lease for the plant and equipment was $23,904 less for the nine month period of 1996 and $7,138 less for the third quarter of 1996 than that which was incurred for the similar periods of 1995 as principal payments have reduced the amount of outstanding debt.

         For the third quarter of 1996, the Company experienced a net profit of $12,784 versus a net profit of $281,707 for the third quarter of 1995. The decrease of $268,923 in 1996 was primarily attributable to a reduction in gross profit. While operating expenses declined, interest income increased, interest expense decreased, and the Company recognized a tax benefit upon the filing of its income tax return, these factors were not sufficient to offset the impact of the sales reduction that occurred in the third quarter of 1996 compared to 1995 and the impact of the $500,000 transition agreement payment received in the third quarter of 1995. The Company experienced a net loss of $224,651 versus net income of $166,789 for the first nine months of 1995. This change principally arose from a decrease in sales due to the loss of the Pete's contract, a reduction in export sales, and the absence of the $500,000 transition agreement payment received in 1995.

         Since the Company has approximately $1.3 million in loss carry forwards available and has recorded the estimated deferred tax benefit, no further tax benefit can be recorded in 1996, other than the amount that arose under the liability method when the income tax returns were completed for 1995. The loss for the first nine months of 1996 will serve to offset any future profits in the fourth quarter of 1996 or in subsequent years.

Liquidity and Capital Resources

         Working capital at September 30, 1996 was $6,239,182 representing a decrease of $88,731 from $6,327,913 at December 31, 1995. The decrease is attributable to the investment of funds into additional equipment and intangible assets.

         During the nine month period ended September 30, 1996, the Company generated net cash from operating activities of $53,607, which was due to an increase in accounts receivable of $124,581, an increase in inventories of $1,149,572 and an increase in prepaid expenses and other assets of $171,443. These amounts were partially offset by the net loss of $224,651 (reduced by depreciation and amortization of $490,833) a decrease in other receivables of $833,705, an increase in accounts payable and accrued expenses of $225,466 and an increase in deferred excise tax credit of $173,850

         The Company generated cash of $129,942 from investing activities primarily from the net sale of Treasury Bills totaling $500,384, which was transferred to bank savings accounts. This amount was partially offset by the purchase of property and equipment of $221,495 and the purchase of $148,947 of intangible assets.

         Financing activities provided cash of $76,464 primarily from the advancement of funds from a related party of $60,935 and the exercise of stock options of $172,949, which were reduced by $157,420 of principal payments under capital lease obligations.

         The Company believes that it will be able to meet its working capital and capital resource needs for the next twelve months through cash flow from operations plus its existing cash and short term investments.

         In conjunction with the Company's initial public offering in November of 1993, the Company's existing operating leases were converted to capitalized leases and obligations are now reflected as long-term debt on the financial statements. The debt is being amortized over 10 years at a 7.75% interest rate. The Company has the option to acquire the property at eight times the trailing twelve months rent anytime after December 1, 1995. As indicated in the Company's 1995 annual report, based upon 1995 lease payments, the purchase price would be approximately $7.2 million at December 31, 1995. Should the Company decide to exercise its option at that date or any succeeding date it would propose to finance the acquisition with debt or equity financing or some combination thereof. The Company will monitor the exercise price going forward and will select the most beneficial time to exercise the option based upon existing facts and circumstances.

         Also in conjunction with the Company's initial public offering in November of 1993, the Company received a capital contribution of $825,140 from the Minnesota Brewing Limited Partnership ("Partnership"). This occurred through the Partnership's assumption of certain long-term debt payable to the Housing and Redevelopment Authority of the City of St. Paul. The Partnership effectively extinguished this long-term debt by placing a sufficient amount of cash in an irrevocable escrow account to pay off the debt in full. The property and equipment which were originally pledged by the Company as collateral under the debt agreements remain pledged as of September 30, 1996. The Company continues to be obligated on the debt which had an outstanding balance of $591,728 at September 30, 1996, however, the possibility that the Company would ever have to pay anything on the debit is remote.

         As a small brewer producing less than 2,000,000 barrels per year, the Company presently receives an $11.00 per barrel credit against federal exercise taxes on the first 60,000 barrels of taxable production. The cash benefit of this $660,000 credit is primarily received in the first quarter of the year. For accounting purposes, however, this credit is allocated throughout the year based upon projected taxable sales per quarter. At September 30, 1996 the Company had recognized $486,150 of this credit and deferred $173,850 of the credit to the fourth quarter. At September 30, 1995 the Company had recognized $519,146 of this credit and deferred $140,854 for recognition in the forth quarter of 1995.

         The Company is a party to collective bargaining agreements with five union organizations which run for a three year term ending June 30, 1997. Increase over the remaining terms are tied to increased production levels.

         As of December 31, 1995, the Company had net operating loss carryforwards totaling $1.3 million available to reduce future taxable income, subject to an annual limitation of $575,000. To the extent the Company generates taxable income during the periods in which this net operating loss carryforward is available, the Company's cash requirements for payment of income tax will be reduced.

         On March 11, 1996, the Company announced that one of its principal customers, Winterbrook Corporation filed a Chapter 11 petition for bankruptcy. The Company produces LaCroix water products for Winterbrook. At the time of filing, the Company had outstanding receivables totaling approximately $725,000 and was holding inventory of approximately $410,000 against this outstanding balance. The Company entered a post-petition arrangement with Winterbrook to ship inventory on a cash in advance basis on a shipping schedule covering all the inventory. In addition, the Company agreed to continue to produce new product for Winterbrook at current production prices upon the prior payment for each week's production. The approximate uncollateralized balance due of $315,000 has been included with the other unsecured claims in the bankruptcy proceedings. The receivable balance includes 1996 Company sales of product which was produced from certain inventory reflected on the Company's December 31, 1995 balance sheet. Accordingly, the Company recorded a charge to 1995 costs of goods sold of $160,000 which was the Company's estimate of the inventory valuation reserve necessary as of December 31, 1995, to properly reduce inventory for the realizability issued raised by this subsequent event. This inventory reserve was converted to an allowance for doubtful accounts in 1996. The Company continues to work with Winterbrook in an effort to reaffirm their existing contract and to explore methods in which to reduce the impact of the bankruptcy. If those efforts are not successful, the Company anticipates that a charge to operations of approximately $100,000 in the fourth quarter of 1996 may be necessary.

         On March 18, 1996, the Company entered into an interim arrangement with Winterbrook which was approved by the Bankruptcy Court. Under provisions of the agreement, Winterbrook agreed to deposit weekly in advance sufficient monies to cover the scheduled shipments of the majority of the finished goods over the six weeks ending April 26, 1996. The Company has received scheduled payments totaling approximately $410,000. The Company also continues to produce product for Winterbrook based upon a weekly production schedule with a deposit paid in advance.


PART II
                                OTHER INFORMATION

Item 1.         Legal Proceedings

                None

Item 2.         Changes in Securities

                None

Item 3.         Defaults Upon Senior Securities

                None

Item 4.         Submission of Matters to a Vote of Security Holders

                Already reported

Item 5.         Other information

                On August 29, 1996, Robert E. Evans resigned from the Board of Directors due to increasing responsibilities and the related travel commitments as Vice Chairman of TCF Financial Corporation.

Item 6.         Exhibits and Reports on Form 8-K

                (a)   Exhibits

                      Exhibit 27.1 Financial Data Schedule

                (b)   Reports on Form 8-K

                      None


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MINNESOTA BREWING COMPANY
                                            (Registrant)




Dated: November 13, 1996              /s/ Dennis P. Barrett
                                      ------------------------------------------
                                      Dennis P. Barrett
                                      Vice President of Finance