Form 10-K
period 1996-12-31
MINNESOTA BREWING CO
filed 1997-03-31
CIK 913159

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
         |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                                       OR

         |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition period from ______ to ______

                         COMMISSION FILE NUMBER: 0-23846

                            MINNESOTA BREWING COMPANY
                 (Name of small business issuer in its charter)

          MINNESOTA                                    41-1702599
          ---------                                    ----------
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                   Identification No.)

                             882 WEST SEVENTH STREET
                              SAINT PAUL, MN 55201
              (Address of principal executive offices and zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (612) 228-9173

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
COMMON STOCK, $.01 PAR VALUE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                            YES  X      NO

CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-K IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K FOR ANY AMENDMENT TO THIS FORM 10-K. ____

ON MARCH 20, 1997, THE COMPANY HAD 3,389,211 SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING.

THE AGGREGATE MARKET VALUE OF THE SHARES OF VOTING STOCK HELD BY NON-AFFILIATES OF THE COMPANY (PERSONS OTHER THAN DIRECTORS AND OFFICERS) COMPUTED AT THE BASIS OF THE NASDAQ LAST REPORTED SALE OF $3.375 PER SHARE ON MARCH 25, 1997 WAS APPROXIMATELY $5,767,025.

DOCUMENTS INCORPORATED BY REFERENCE: THE COMPANY'S PROXY STATEMENT FOR ITS 1997 ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON MAY 13, 1997 IS INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         The Company operates a full scale brewery in Saint Paul, Minnesota producing its proprietary Grain Belt, Pig's Eye, Landmark, Minnesota Brew, Yellow Belly and Brewers Cave beers and marketing these beers through an independent distribution network. The Company produces beers under the brand names Grain Belt, Grain Belt Premium, Grain Belt Light, Grain Belt Premium Light, Grain Belt Premium Bock, Grain Belt Premium Oktoberfest, GBX Malt Liquor, Pig's Eye Pilsner, Pig's Eye Lean, Pig's Eye Ice, Pig's Eye Red, Pig's Eye Non-alcoholic, Landmark, Landmark Light, Landmark Bock, Landmark Oktoberfest, McMahon's Irish Style Potato Ale, Minnesota Brew, Minnesota Brew Light, Yellow Belly, Brewers Cave Black Barley, Brewers Cave Amber Wheat and Brewer's Cave Golden Caramel.

         The Company's Grain Belt product line is the Company's best selling product. The brand, which the Company acquired and commenced producing in 1991, is over a hundred years old and is experiencing a resurgence in popularity, in part, because the Company reintroduced Grain Belt with a style and taste similar to the product's traditional characteristics when it maintained a significant share of the Minnesota market. Grain Belt Premium was awarded the Gold Medal in the American Lager category at the 1994 Great American Beer Festival. The Company created the Pig's Eye brand in 1992 and since that time the product has become popular in its market. Pig's Eye Ice Beer won the Silver Medal in the American Malt Liquor category at the 1994 Great American Beer Festival. The Company repositioned Landmark from its initial debut in 1991 as a premium beer to a moderately priced beer and refocused its efforts on the Landmark product line in 1993 toward specialty beers, including Landmark Boch and Landmark Oktoberfest. The Company created Yellow Belly in 1996 as an alcoholic alternative beverage with a distinct lemon flavoring. The Company also introduced its Brewers Cave hand crafted micro-styled line of beers in 1996 including Black Barley, Amber Wheat and Golden Caramel.

         The Company also produces other beers under contract brewing arrangements and private label contracts. Under its contract brewing arrangements, the Company produces beers for separate brewing companies according to those brewers' formulas while under private label contracts the Company packages its proprietary beers for sale by third parties under a name owned by the third parties.

         In addition, the Company has the ability to produce other beverages and in 1993 began the production and packaging of premium sparkling water for another beverage company. In 1995 the Company entered into production arrangements for a brewed malt liquor for a customer who resells for home brewing and other food processing. The Company also produces under contract premium soft drinks along with other non-alcoholic beverages.

         The Company leases its brewing facilities and related equipment from Minnesota Brewing Limited Partnership (the "Partnership") which owns approximately 45.5 percent of the Company's Common Stock. The Partnership acquired the former Jacob Schmidt Brewery in Saint Paul in October 1991 from G. Heileman Brewing Company ("Heileman") which was in bankruptcy at the time. The Company generated net sales of $31.4 million in 1995 and net sales of $24.9 million in 1996, including the production and sale of sparkling water. The Company's brewery has a potential annual capacity of 2.2 million barrels and produced approximately 602,000 barrels in 1995 and 429,000 barrels in 1996, which were equal to 27.4 percent and 19.5 percent, respectively, of total capacity. The existence of the additional brewing capacity has enabled and will continue to allow the Company to increase its production without substantial additional capital outlays.

         Substantially all the Company's proprietary beers are sold domestically through approximately 150 independent distributors. During 1996, approximately
72.6 percent of the Company's proprietary beer, measured in barrels, reached retail channels through its 15 largest distributors. The Company provides local media advertising, primarily in Minnesota, and point-of-sale advertising and sales promotion programs to help stimulate sales.

         The quality of the Company's products has been attested to through various beer festivals and taste test mediums but its most significant recognition came from the following awards it has won during its brief history at the Great American Beer Festival(TM) which occurs each fall in Denver,
Colorado:

                  Year     Medal Award      Product
                  ----     -----------      -------
                  1992     Silver           Landmark Oktoberfest
                  1993     Bronze           McMahons Irish Style Potato Ale
                  1994     Silver           Pig's Eye Ice
                  1994     Gold             Grain Belt Premium
                  1995     Bronze           Pig's Eye Red Amber Ale

         In addition to these awards at the Great American Beer Festival for its own products, the Company has produced beers that have won the following awards for its contract customers:

                  Year     Medal Award
                  ----     -----------
                  1992     Gold
                  1993     Silver
                  1994     Silver
                  1995     Two Bronze

         The Company believes that its success in producing and selling its proprietary beers and its production of high quality beers pursuant to contract brewing arrangements position it well to take advantage of growth opportunities existing in the brewing industry.

COMPETITION AND THE BEER INDUSTRY

         Although there are several hundred companies engaged in the highly competitive brewing industry in the United States, the industry is highly concentrated, with five companies -- Anheuser-Busch Companies, Inc., Miller Brewing Co., Adolph Coors Co., Stroh Brewery Co. and Pabst Brewing Co. -- accounting for 92.5% of 1996 sales. In Minnesota, however, traditionally local brands have a higher market share than they do nationally. The national and Minnesota market shares of these companies and of the Company were as follows:


                                                              Percent of Sales/Barrelage
                                            ------------------------------------------------------------
                                                National (Sales)(1)             Minnesota (Barrelage)(2)
                                            ---------------------------         ------------------------
                                                1996           1995                1996           1995
                                            -----------     -----------         ----------     ---------
Anheuser-Busch Companies, Inc.                  45.8%          44.5%               32.6%          29.4%
Miller Brewing Co.                              22.1           22.9                31.9           32.7
Stroh Brewing Co.                               11.6           10.8                15.7           18.8
Adolph Coors Co.                                10.1           10.3                 3.2            3.2
Pabst Brewing Co.                                2.9            3.2                 3.5            3.6
                                              ------         ------              ------         ------
                                                92.5%          91.7%               86.9%          87.7%

Minnesota Brewing Company(3)                     0.1%           0.1%                3.8%           3.7%

------------------
(1) Information from Modern Brewery Age (Stroh & Heileman barrelage combined for periods prior to the 1996 merger).
(2)      Information from Minnesota Beer Wholesalers Association
(3)      Includes only the Company's proprietary beers.

         During 1996, approximately 81.3% of the Company's domestic sales of proprietary beers were sales in Minnesota. The Company's beers are distributed and sold in competition with these national brands, as well as other regional and local brands, many of which have either greater financial resources and/or greater name recognition than the Company. Although the methods of competition in the industry vary widely, the principal methods of competition include the quality, taste and freshness of the products, packaging, price, advertising and service to customers.

         Relatively flat sales of beer in recent years have resulted in increased competition among beer producers. Some of this flatness has been brought about by legislative, social and demographic changes. Trends in the industry include huge marketing expenditures, discounting of prices and the growth of micro brewery-type beers.

         During the 1980's import beers increased their market share and brought much innovation to the domestic industry, such as dry beers, up-scale micro and brew-pub brands, enhanced package graphics and renewed popularity for long-neck bottles. These changes have resulted in the industry becoming more oriented to product segmentation. On a nationwide basis, a number of the small brewers have experienced substantial growth in the last several years.

BREWING PROCESS AND PRODUCTION

         The process of brewing generally consists of malting, mashing, boiling and hopping, fermenting and finishing. "Malting" is the preparation of the basic grain (usually barley) used in the brewing process. The grain is soaked in water and allowed to germinate. Once small root shoots have sprouted and are about three-fourths of the length of the grain kernels, the grain is dried in a large kiln. After drying, the grain (now called "malt") is stored for four to eight weeks and then milled. The Company purchases regular and specialty malts from malting companies in North America. The "mashing" process begins when the ground malt is mixed with water. This mixture is called "mash" and is heated and stirred. The mash mixture then flows into a lauter tub, which removes, strains and filters the mash to remove the malt husks. After the straining is complete, clear liquid called "wort" passes to a brewkettle. In this "boiling and hopping" stage, dried flowers of the hop vine are added to the wort and the mixture is boiled in the brewkettle for one to two hours. Hops add flavor to the beer and prevent spoiling. The specific mixture of the grain and the hops, and the brewing time and temperature affect the flavor and color of the beer. After the hops are strained off, the wort has its unique flavor and amber color. The beer is then transferred to the fermenting cellars and yeast is added to the wort which then ferments for one to two weeks creating alcohol and carbon dioxide. The wort is then transferred to the Ruh or resting cellars. The next step is called "filtration" where yeasts and unwanted proteins are removed to give beer its brilliant clarity after which it is carbonated using carbon dioxide that was given off and collected during the fermentation stage. Finally, the beer is transferred to the "government cellars" or holding tanks where it is stored before being sent to the production lines where it is packaged in kegs, bottles or cans.

COMPANY PRODUCTS

         In December 1991, the Company commenced its product sales by introducing Landmark and reintroducing both the Grain Belt and Grain Belt Premium labels which had been acquired from Heileman. These products were followed by McMahon's Irish Style Potato Ale in February 1992, in time for the St. Patrick's Day sale period. The brewery followed these initial successes with the introduction of "Pig's Eye Pilsner" in May of 1992. Pig's Eye Lean, the companion light version of Pig's Eye Pilsner, was introduced in late August 1992. The Company introduced Pigs Eye Ice and Pig's Eye Non-alcoholic beer in December 1993 and Pig's Eye Red in February of 1995. Minnesota Brew entered the market in April of 1995. Yellow Belly was brought to the market in April of 1996 and Brewers Cave products were introduced in October of 1996. The Company has new products in various stages of testing at the present time.

         A brief description of the Company's various brands follows:

         GRAIN BELT. Grain Belt, the Company's leading product, is a very old established product, originally brewed in Minneapolis with a 100-year history, now brewed by the Company, using similar recipes. The premium product has above average alcohol content and richer taste while regular Grain Belt has average alcohol content and a lighter taste. The brands are Grain Belt, Grain Belt Premium, Grain Belt Light, Grain Belt Premium Light and GBX Malt Liquor.

         PIG'S EYE. Pig's Eye Pilsner is a medium bodied pilsner with average alcohol content created for a taste and price conscious consumer. The Company also sells Pig's Eye Lean, Pig's Eye Ice, Pig's Eye Red Amber Ale and Pig's Eye NA.

         LANDMARK. A full bodied lager, which is amber colored and has a slightly higher alcohol content than most American beers. This brand includes Landmark and Landmark Light.

         MINNESOTA BREW. A pilsner style medium bodied beer with average alcohol content using domestic hops and grains and brewed for the budget conscious consumer. The Company also sells this product in Canada under the name Northern Brew.

         MCMAHON'S IRISH STYLE POTATO ALE. A product brewed with several types of malt and potatoes fashioned after an original Irish formula. This product possesses a maltier flavor and taste and is bronze in color.

         GRAIN BELT BOCH. A rich dark amber beer brewed according to the traditional German "Reinheitsgebot" (all natural) with a full body taste and dark hue which comes from a brewing formula using specialty malt and imported hops. This beer is also sold under the name Landmark Boch.

         GRAIN BELT OKTOBERFEST. A German-type lager beer, brewed according to the traditional German Reinheitsgebot. This product is very flavorful, full bodied and copper colored, due to special malts and German hops.
This beer is also sold under the name Landmark Oktoberfest.

         YELLOW BELLY. An alcoholic alternative beverage, Yellow Belly is a quality malt beverage with select lemon flavoring that provides a delicious distinctive refreshing taste.

         BREWERS CAVE. A hand crafted micro-styled beer crafted in small batches using specialty mixtures of barley, malts and hops to create the distinctive Black Barley, Amber Wheat and Golden Caramel products.

CONTRACT BREWING AND PRODUCTION

         Beginning in the second quarter of 1992, the Company began to produce and package private label beer on a contract basis for various customers according to their specifications. In July 1992, the Company entered into a production contract with Pete's Brewing Company to brew Pete's Wicked Ale and related brands. A new contract was entered into effective January 1995. The Company produced 180,000 barrels pursuant to this contract in 1994 and 233,000 barrels in 1995, which were equivalent to 35.8 and 38.7 percent, respectively, of the Company's total production in barrels. The contract with Pete's Brewing Company was scheduled to run for an eighteen month period ending in June of 1996. In connection with the new arrangement, the Company agreed that it would not enter into any contract brewing arrangements for micro-style contract beers with eight designated companies.

         During the third quarter of 1995, the Company entered into a transition agreement with Pete's Brewing Company whereby Pete's agreed to pay the Company $1,000,000 in conjunction with the movement of its production to another brewery. The Company completed production of Pete's products in the third quarter of 1995 and sales were concluded in the fourth quarter. The $1,000,000 was netted against cost of goods sold in 1995 and was used by the Company to cover unanticipated costs incurred in the wind down of the Pete's contract. The Company is working with existing contract customers and several new private label contracts to replace this production and its contribution to the Company's gross profit.

         In July 1993, the Company began bottling premium water pursuant to a third party contract with The Winterbrook Company ("Winterbrook"). This contract contained restrictions prohibiting the Company from producing and bottling premium water under other contracts. On March 4, 1996, Winterbrook filed for protection under Chapter 11 of the United States Bankruptcy Act.

         At the time of filing, the Company had outstanding receivables totaling approximately $725,000 and was holding inventory of approximately $410,000 against this outstanding balance. The Company entered a post-petition arrangement with Winterbrook to ship inventory on a cash in advance basis on a shipping schedule covering all the inventory. In addition, the Company agreed to continue to produce new product for Winterbrook at current production prices upon the prior payment for the current week's production. The approximate uncollateralized balance due of $315,000 was included with the other unsecured claims and settled in the bankruptcy proceedings. The receivable balance included 1996 Company sales of product which were produced from certain inventory reflected on the Company's December 31, 1995 balance sheet. Accordingly, the Company recorded a charge to 1995 cost of goods sold of $160,000 which was management's estimate of the inventory valuation reserve necessary as of December 31, 1995, to properly reduce inventory for the realizability issue raised by this subsequent event. The Company continued to work with Winterbrook management in an effort to "affirm" their existing contract and accounts payable obligations to the Company. New management took over Winterbrook in the fourth quarter of 1996 and chose not to honor the commitments that previous management had made. Thus, the Company incurred a $140,000 provision for doubtful accounts in the fourth quarter of 1996 relating specifically to the Winterbrook account. Although Winterbrook rejected the bottling contract, the Company continues to produce water for Winterbrook under new terms and has begun to produce water for its own proprietary brand of water under the name Mount Simon.

         In June of 1992, the Company entered into a production contract with William & Scott, Inc. ("WSI") to brew "Rhino Chasers" micro-styled beers. The Company produced 10,188 barrels pursuant to this contract in 1995 and 19,427 barrels in 1996, which were equivalent to 1.7% and 4.5% respectively of the Company's total production in barrels. WSI has been in business over ten years with a product well-accepted in the market place and was recapitalized in 1995 to further advance its market share. During the fourth quarter of 1996, WSI exceeded its payment terms with the Company after such terms had been extended from 30 to 60 days by the Chairman and President of the Company. WSI then provided the Company with a security interest in its inventory, accounts receivable, equipment and intellectual property with such security interest being subordinate to their bank's security interest.

         In February of 1997, the Company entered into a "Licensing and Production Agreement" with WSI which was agreed to and accepted by WSI's bank. Under the terms of the agreement, the Company received all right, title and interest in all of WSI's intellectual property interest in the trademark and trade name "Rhino Chasers" and all products bearing this name or mark, subject to the bank's security interest. The Company has agreed to use its best efforts to promote and enhance the value of the brand and further to produce, take orders for, ship, bill and collect all billings for the product. The Company will retain its current contract brewing costs along with an administrative fee of 50(cents) per case. Of the remaining monies, 80% will be sent to the Bank and 20% shall be deposited in a trust account to be distributed to WSI's creditors, including the Company. Once the Bank has been paid in full, 100% of the monies will be paid to the creditors. After all creditors have been paid in full, the Company shall receive 80% of the monies and 20% shall be distributed to WSI. In addition, after all creditors have been paid in full, the Company shall receive 50% of any proceeds received from any sale of the "Rhino Chasers" brand.

         In March 1997, WSI filed for protection under Chapter 7 of the United States Bankruptcy Act. Accordingly, even though the Company has a substantial financial interest in WSI, the Company has added $418,000 to its allowance for doubtful accounts to fully reserve WSI's account receivable balance as of December 31, 1996. In addition, the Company added $83,000 to its inventory valuation reserve to adjust the Rhino Chaser inventory to its net realizable value. The Company is working with WSI's distributors, presently receiving orders, shipping product and collecting billings. The amount the Company will ultimately receive under the "Licensing and Production Agreement" is indeterminable at this time.

         In addition to sales of its proprietary beers and contract brewing, the Company also produces beer for sale under private label agreements. Under these agreements, the Company's beers are given the customers' label for resale by the customer. Private label customers include restaurants, exporters and marketing organizations selling their own brands.

         The Company also began to produce brewed malt liquids under contract production arrangements in 1995. One of the liquids is shipped out prior to fermentation and drying to a provider for use by home brewers. The second liquid is fermented and shipped out for use as a base for "wine cooler" type products. The brewed malt liquids are finished and sold to others by third parties.

EXPORT SALES

         The Company also ships some of its beers overseas. (See Note 5 of Notes to Financial Statements for Export Sales Information.) Substantially all export sales are made through brokers and are marketed and sold primarily on the basis of price. Although the Company intends to pursue this market as opportunities present themselves, export sales may vary significantly from year to year. During the third quarter of 1994, the Company entered into an exclusive export marketing arrangement for the distribution of its brands in Japan.

         In the fourth quarter of 1995, the company entered into another exclusive export market arrangement for specific brands to be distributed throughout the Pacific Rim including China.

         The Company has granted exclusive brands to various brokers for specific foreign countries to enhance the distribution of its products.

SALES AND MARKETING

         The Company's beverages are sold on an "on sale" basis in restaurants and bars and on an "off sale" basis primarily through liquor stores, convenience stores and supermarkets. The product is marketed and delivered to these retailers by independent beverage distributors. Although the Company generally grants its distributors exclusive rights to sell its proprietary products within a defined territory, most of the Company's distributors carry other beer products. Written agreements with the Company's distributors vary, but are generally perpetual or multi-year agreements and terminable by either party for breach of the contract or upon specified notice periods. If the Company terminates an agreement without cause, however, it must pay the distributor an amount equal to the distributor's net earnings from sales of the Company's products during the most recently completed fiscal year. Although not all distribution arrangements are pursuant to written agreements, the Company has written agreements with almost all of its largest distributors.

         During 1996, the Company's three largest distributors accounted for 16.9% of the Company's total sales. The Company believes that as its sales increase, sales by any one distributor will account for a decreasing percentage of revenues.

         Distributors place product orders directly with the Company. Because the process of brewing generally takes three to five weeks, the Company continually reviews its existing orders and expected future orders. In connection with this process, the Company produces beer in returnable bottles, non-returnable bottles, cans or kegs. Finished product are stored in the Company's warehouse until they are picked up by distributors.



                            PRODUCT SHIPPING ACTIVITY

         The following table indicates, for the periods shown, the Company's total sales in barrelage by product line.

                            Proprietary        Contracts and          Pete's
                              Brands         Private Label(1)        Contract       Export          Total
                              ------         ----------------        --------       ------          -----
1995
----
First Quarter                    23,457               24,104           63,135       25,688          136,384
Second Quarter                   44,020               23,785           78,641       33,951          180,397
                               --------             --------         --------      -------         --------
  Six-Month Total                67,477               47,889          141,776       59,639          316,781

Third Quarter                    44,609               42,750           74,006       39,494          200,859
Fourth Quarter                   33,723               25,400           17,019        7,850           83,992
                               --------             --------         --------     --------         --------
  Yearly Total                  145,809              116,039          232,801      106,983          601,632

Percent of Total                  24.2%                19.3%            38.7%        17.8%           100.0%

1996
----

First Quarter                    34,184               37,163              226       24,539           96,112
Second Quarter                   43,534               64,130               --       38,245          145,909
                               --------             --------      -----------     --------         --------
  Six-Month Total                77,718              101,293              226       62,784          242,021

Third Quarter                    45,682               43,632               --       13,139          102,453
Fourth Quarter                   34,397               41,957               --        8,491           84,845
                               --------             --------      -----------      -------         --------
  Yearly Total                  157,797              186,882              226       84,414          429,319

Percent of Total                  36.8%                43.5%               --        19.7%           100.0%


(1) Includes contract brewing and contract production of water. Excludes production for Pete's Brewing Company.

         Sales of beer are customarily at their lowest volume level in the first and fourth quarters of each year and at their highest levels in the second and third quarters.

PACKAGING AND RAW MATERIALS

         The malted barley, hops and yeast which are used to produce the Company's beer are readily available from several alternative sources in North America. Because the Company is not dependent on any one supplier for these ingredients, the Company believes a continuous supply of raw materials will be readily available for its brewing operations.

         The Company's products are packaged in bottles, cans or kegs. In 1996, 50 percent of the Company's total production (in barrels) was packaged in aluminum cans, and 41 percent was packed in returnable and non-returnable glass bottles. The remainder of the beer sold was packaged in quarter-barrel and half-barrel stainless steel kegs.

         The Company uses corrugated cardboard boxes and fiber board boxes for the shipping of its bottles and cans. Although the Company buys all of its aluminum cans from a single source and most of its non-returnable glass bottles and cartons from a single source, the Company has not experienced any difficulties in obtaining supply in the past and does not anticipate any shortages in the future. Although the Company is required to provide its can and bottle producer with advance orders regarding the number and types of containers, the Company believes that it would be able to obtain comparable products elsewhere at competitive prices if it were unable to continue to obtain cans, bottles or cardboard containers from any of its current suppliers.

GOVERNMENTAL REGULATION, LICENSING AND ENVIRONMENTAL REGULATION

         The business of the Company is highly regulated by federal, state and local laws. The Company was required to obtain a federal permit from the Bureau of Alcohol, Tobacco and Firearms and a state permit from the Minnesota Department of Public Safety prior to commencement of production and sale of beer. Prior to the commencement of operations, the Company was required to become licensed by the Department of Agriculture, which license is issued following a satisfactory inspection by the Food and Drug Administration. Also prior to beginning operations, the Company was required to obtain approval of its facilities, improvements and sanitary conditions from the Minnesota Department of Health and the City of Saint Paul Building Department, and be issued a discharge permit from the Metropolitan Waste Control Commission. Although the Company believes that it has complied with all applicable laws, no assurance can be made that the Company will be able to remain in compliance. In addition, the Company is subject to regulation by the air and water pollution control divisions of the Minnesota Pollution Control Agency. The Company has obtained all regulatory permits and licenses necessary to operate its brewery and to sell its product in the states where it is currently being distributed. Failure on the part of the Company to comply with federal, state or local regulations could cause the Company's licenses to be revoked and force it to cease operations.

         The Company's brewery is subject to federal, state and local environmental protection laws and regulations and the Company is operating within existing laws and regulations or is taking action aimed at assuring compliance therewith. Various strategies are utilized to help assure this compliance. The Company does not expect compliance with such laws and regulations to materially affect the Company's capital expenditures, earnings or competitive position.

         Certain states and local jurisdictions have adopted certain restrictive packaging laws and regulations for beverages that generally require deposits or advanced disposal fees on packages or restrict certain packaging options. Because the most significant portion of the Company's sales are in Minnesota (which does not have any such laws), these laws have not had a significant effect on the Company's sales. The federal government and a number of additional states and local jurisdiction continue to consider similar legislation or regulations, the adoption of which might require the Company to incur significant capital expenditures.

TRADEMARKS

         The Company's trademarks "Grain Belt" and "Pig's Eye Pilsner" have been registered with the United States Patent and Trademark Office and with the office of the Secretary of State in a number of individual states. The Company believes its trademarks are important to its business and intends to renew them. Although the Company has been unable to register its "Landmark" trademark with the United States Patent and Trademark Office because of a similar registered trademark for a wine producer, it has obtained label approval for use of the "Landmark" name by the Bureau of Alcohol, Tobacco and Firearms. The Company has registered the Landmark trade name with the office of the Secretary of State in the States of Minnesota and North Dakota and intends to continue to use the name. The Company has also applied for trademark protection for certain of its trademarks in foreign jurisdictions.

MARKETING

         The Company's initial marketing strategy focused on sales in Minnesota, particularly the Twin Cities of Minneapolis and Saint Paul. The Company has utilized the media in the Twin Cities market by issuing press releases on a timely basis regarding the Company and its products. Press coverage by both the electronic and print media has been considerable and this planned exposure will continue to be a key marketing element of the Company. General marketing plans call for continued use of radio, outdoor billboards and print advertising in Minnesota. The Company also intends to use one or more of these methods in additional markets into which it expands as funds are available.

         The Company also engages in a number of promotional activities. The Company currently gives tours of its brewery five days a week and operates a gift shop for the purchase of promotional items.

         The Company focuses its marketing expenditures in markets where it believes its efforts will be most effective in increasing sales. Marketing expenditures include redesign of its products packaging or other steps that improve the attractiveness of its products. The Company believes that some of the success of its Pig's Eye product line has been due to the unique Pig's Eye image and packaging. The Company intends to extend this innovative marketing strategy to the remainder of its product line.

RESEARCH AND DEVELOPMENT

         The Company conducts a limited amount of research activities relating to the development of new products and the improvement of existing products. The dollar amounts expended by the Company since inception on such research activities and the number of employees engaged in these activities during such period, however, are not considered to be material in relation to the total business of the Company. The Company spent less than $50,000 on research activities in 1996 and expects to spend less than $50,000 in 1997.

EMPLOYEES

         As of March 20, 1997, the Company has approximately 136 full-time equivalent employees. Key areas are summarized below:

         The Company has 116 employees that work in production, including brewing, bottling, packaging, warehouse, engineering and equipment maintenance, 10 employees in sales and marketing and 10 employees in administration. Of the Company's employees, 104 work pursuant to five separate union contracts, all of which expire on June 30, 1997. The Company believes its employee relationship to be good. In connection with the formation of the Company in 1991, the Company established the Minnesota Brewing Company Employee Stock Ownership Plan ("ESOP"), which covers all the Company's employees other than those covered by two of the union contracts.

ITEM 2.  PROPERTY

         The Company's offices and brewery and warehouse facilities are located on approximately 14 acres of property in Saint Paul, Minnesota.

         The prior owner of the facilities, Heileman, acquired the facility in 1972 and invested significant amounts in expanding and modernizing the brewery, which has been a landmark in Saint Paul since 1901. Major brewhouse and government cellar renovations were completed in 1984, which increased the brewery's annual production capacity to its present level of approximately 2.2 million barrels. In 1980, the brewery drilled a well over 1,000 feet to tap a high quality source of water. The Company believes that the brewery and equipment are in good condition. The brewery is maintained in good working condition by a staff of eighteen technicians.

The brewery operations and production facility consist of:

         BREWKETTLE: Two kettles ranging from 385 barrels to 410 barrels are used in the initial stage of product production and require up to three hours per batch.

         CELLARS: During the process of beer production, the beer progresses through the various beer cellars:

                                                                        CAPACITY               TIME
TYPE OF CELLAR                   PROCESS                                IN BARRELS         WITHIN CELLAR
--------------                   -------                                ----------         -------------
Fermentation             Yeast is added; fermenting begins.                65,000          One to two weeks.
Ruh (Resting)            Beer rests and ages.                              60,000          Two to eight weeks, depending upon style.
Pre-Finishing            Yeasts and unwanted proteins are removed;         22,000          Approximately one week.
                         beer is carbonated.
Government               Beer waits for bottling and packaging.            21,000          Several days to a week.


          PACKAGING LINES: The Company has three separate packaging lines with capacity from 1,625 cases of bottles per hour per line to 2,750 cases of cans per hour. The three packaging lines have filler speeds ranging from 650 bottles a minute per line to 1,100 cans per minute. One of the lines is designed to fill cans, one is designed to fill returnable bottles and one is designed to fill nonreturnable bottles of various sizes.

          KEGGING LINE: The Company's kegging line can fill up to 300 kegs (1/2and 1/4 barrels) in an hour.

          WAREHOUSE: The Company's total on site warehousing capacity is 137,400 square feet, with capacity to store up to 850,000 cases in a 123,000 sq. ft. warehouse and a refrigerated keg storage area of 14,400 sq. ft. The warehousing facility opens to 20 shipping docks, including 17 devoted to truck-loading and three rail loading on rail siding located on the property and served by the Soo Line Railroad and the Chicago and Northwestern Railroad.

          OFFICES: The Company's administrative offices consist of approximately 9,800 square feet, including a rathskeller where the Company's products are available for sampling after brewery tours.

         Management believes that the brewing facility and administrative offices are adequate to support production and shipment of the Company's current and future product lines and fully support current and future contract brewing agreements and private label agreements with unaffiliated third parties. These facilities and a substantial portion of all equipment are leased from the Partnership.

         The Partnership has retained ownership of all the real property, buildings, water wells, and equipment used in the brewing process. The Partnership leases the real property to the Company at the rate of $25,000 per month under terms of a lease expiring in November 2003. The Partnership also leases a significant portion of all the equipment used in the brewing process to the Company at the rate of $1.00 per barrel of production. This Lease also expires in 2003.

         The lease agreements give the Company the right to purchase the facility and equipment at any time over the term of the lease beginning December 1, 1995 for eight times trailing 12-month lease payments, which amounted to approximately $5.7 million as of December 31, 1996. The agreements also allow the Partnership to acquire additional equipment or replacement equipment needed by the Company and lease it to the Company over the taxable depreciable life of the equipment with an interest rate of two points over the applicable treasury rate.

ITEM 3.  LEGAL PROCEEDINGS

         A claim in the amount of $196,541.76, plus interest from November 18, 1996 has been made by Pete's Brewing Company ("Pete's") against the Company. Pete's alleges that under its previous Brewing Agreement with the Company it has returned certain pallets for which payment or credit has not yet been made by the Company. The Company believes that Pete's has already taken credit for all pallets that Pete's has returned and the Company has recorded a $55,000 balance owning to Pete's for such pallets. Pete's has made a demand for mediation of the dispute pursuant to the terms of the Brewing Agreement. The Company anticipates that any initial mediation session will not commence until April 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.



                                     PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the Nasdaq SmallCap system under the symbol MBRW. The following table sets forth the high and low closing bid prices for the Company's Common Stock for 1995 and 1996.

                                                     LOW               HIGH
                                                     ---               ----
1995

First Quarter                                        4.25              5.875
Second Quarter                                       4.50              5.50
Third Quarter                                        4.00              5.75
Fourth Quarter                                       4.375             5.50

1996

First Quarter                                        4.25              6.25
Second Quarter                                       4.25              8.75
Third Quarter                                        4.25              6.00
Fourth Quarter                                       3.00              5.25

These prices indicate interdealer prices without retail markup, markdowns or commissions.

         At March 21, 1997, the Company had 269 holders of record of its Common Stock. In addition, on that date one depository company held approximately 1,630,104 shares as nominees for an undetermined number of additional beneficial holders.

         The Company has not paid any dividends on its Common Stock and does not anticipate paying any in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA


                                                      Year Ended      Year Ended       Year Ended     Year Ended      Year Ended
                                                     December 31,    December 31,     December 31,   December 31,    December 31,
                                                        1996            1995            1994             1993            1992
                                                   -------------   --------------   -------------   --------------   --------------
STATEMENT OF OPERATIONS DATA:
    Net sales...................................   $  24,875,349   $   31,383,508   $  25,221,588   $   16,471,396   $  10,331,431
    Cost of goods sold..........................      23,331,116       28,199,229      21,525,720       14,147,351      10,084,418
                                                   -------------   --------------   -------------   --------------   -------------
    Gross profit ...............................       1,554,233        3,184,279       3,695,868        2,324,045         247,013
                                                   -------------   --------------   -------------   --------------   -------------
    Operating expenses
      Advertising...............................       1,123,996        1,594,267       1,728,073        1,108,605       1,392,072
      Sales and marketing.......................         747,809          719,659         598,727          461,936         314,904
      Administrative............................         855,255          714,050         615,631          517,562         437,627
      Provision for doubtful accounts...........         601,000           25,000          55,000           13,000              --
      Start-up expenses.........................              --               --              --               --         215,866
                                                   -------------   --------------   -------------   --------------   -------------
          Total operating expenses..............       3,328,060        3,052,976       2,997,431        2,101,103       2,360,469
                                                   -------------   --------------   -------------   --------------   -------------
    Operating income (loss).....................     (1,783,827)          131,803         698,437          222,942      (2,113,456)
    Other income (expense), net.................        (78,641)         (105,341)        (93,204)         (71,349)        (13,422)
                                                   ------------    --------------   --------------  --------------   --------------
    Net income (loss) before
      income tax benefit........................     (1,862,468)           25,962         605,233          151,593      (2,126,878)
    Income tax benefit..........................              --               --        (222,000)              --              --
                                                   -------------   --------------   --------------  --------------   -------------
    Net income (loss)...........................   $ (1,862,468)   $       25,962   $     827,233   $      151,593   $  (2,126,878)
                                                   =============   ==============   =============   ==============   =============

    Net income (loss) per common share..........   $      (0.55)   $         0.01   $        0.25   $         0.08   $       (1.28)
    Weighted average common shares
      outstanding...............................       3,374,155        3,351,308       3,330,088        1,923,722       1,661,111

OPERATING DATA (in barrels sold):
    Domestic....................................         157,797          145,809         140,199          144,730         132,888
    Contract....................................         187,108          348,840         290,187          104,837          19,968
    Export......................................          84,414          106,983          73,667           45,906          16,385
                                                   -------------   --------------   -------------   --------------   -------------


    Total.......................................         429,319          601,632         504,053          295,473         169,241
                                                   =============   ==============   =============   ==============   =============


                                                    December 31,   December 31,     December 31,    December 31,     December 31,
                                                        1996            1995            1994             1993            1992
                                                   -------------  --------------   -------------   --------------   -------------
BALANCE SHEET DATA
    Working capital (deficit)...................    $  4,342,653   $    6,327,913   $   6,788,661   $    6,273,365   $    (349,160)
    Total assets................................      10,775,228       12,189,503      13,363,949       11,767,667       3,959,632
    Long-term debt, net.........................       1,753,454        1,982,428       2,194,380        2,390,576         794,393
    Shareholders' equity........................       7,097,966        8,787,484       8,658,022        7,777,034         158,086



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

         The Company's revenues are derived from the production and sale of its proprietary Grain Belt, Pig's Eye, Landmark, Yellow Belly, and Brewers Cave beers, its contract production of beers and other beverages for other companies and its production of proprietary beers for sale under different brand names by private label customers.

RESULTS OF OPERATIONS

         The table below sets forth for the periods indicated the percentage of net sales represented by items included in the Company's Statement of
Operations:


                                                      YEAR ENDED             YEAR ENDED             YEAR ENDED
                                                     DECEMBER 31,           DECEMBER 31,           DECEMBER 31,
                                                         1996                   1995                   1994
                                                     ------------           ------------           ------------
Net sales............................................     100.0%                100.0%                  100.0%
Cost of goods sold...................................      93.8                  89.9                    85.3
                                                         ------                ------                  ------
Gross profit.........................................       6.2                  10.1                    14.7
Advertising..........................................       4.5                   5.1                     6.8
Sales and marketing..................................       3.0                   2.3                     2.4
Administrative.......................................       3.4                   2.3                     2.4
Provision for doubtful accounts......................       2.4                   0.1                     0.2
Operating income (loss)..............................      (7.2)                  0.4                     2.8
Interest expense.....................................      (0.6)                 (0.6)                   (0.4)
Income tax benefit...................................        --                    --                     0.9
Net income (loss)....................................      (7.5)                  0.1                     3.3
                                                           =====                  ===                     ===


         YEAR ENDED DECEMBER 31, 1996 COMPARED TO 1995

         Net sales for 1996 were $24,875,349, a 20.7% decrease from the net sales reported for 1995 of $31,383,508. Total barrels sold in 1996 were 429,319 compared to 601,632 barrels in 1995 resulting in a 28.6% decrease in barrelage sales. Due to product mix and because the Company's contract customers purchase all or part of their own packaging materials, the percentage decrease in barrels can vary from the percentage decrease in net sales.

         Sales of proprietary brands increased 8.2% from 1995 barrelage of 145,809 to 1996 barrelage sales of 157,797. The improvement was attributable to the continuing increase in sales of Grain Belt Premium, the Company's leading brand. In addition, the introduction of the lemon flavored malt ale "Yellow Belly" during the year accounted for part of the increase, while the Company's Pig's Eye brand declined slightly. The Company anticipates that in 1997 sales of its proprietary products will continue to increase supported by its marketing efforts, bolstered by the increased sales of its products introduced in 1996 (Yellow Belly and Brewers Cave), and additional new products being brought to the market in 1997. Proprietary sales for 1996 were also adversely affected when its two major distributors sold their businesses as of September 30, 1996. These transactions and the resultant consolidation of distributors in the fourth quarter of 1996 caused proprietary sales to fall below company forecasts for 1996 and the annual percentage increase to decline from levels attained during the first six months of the year. The Company believes the successor distributors are well positioned to further expand the Company's sales in the future.

         Export sales decreased 21.1% from 106,983 barrels in 1995 to 84,414 barrels in 1996. The decrease was attributable to a shift in the foreign exchange rate and the imposition of impractical product coding requirements on a major export account. The Company anticipates that it will experience an increase in export sales during 1997 based upon its existing accounts. Because the Company sells its export brands at prices lower than domestic sales, these export sales are a lower percentage of net sales than a percentage of barrelage.

         Sales from brewing agreements and contract packaging decreased 161,732 barrels in total from 348,840 in 1995 to 187,108 barrels in 1996 for a 46.4% decrease. This decrease was primarily attributable to the loss of the Company's largest contract account in 1995, Pete's Brewing Company, which accounted for 232,801 barrels of sales in 1995. Excluding the impact of the Pete's Brewing Company sales, other contract sales increased 70,843 barrels or 61% from 116,039 barrels in 1995 to 186,882 barrels in 1996. This increase reflects the Company's efforts to rebuild contract sales after the loss of the Pete's account. The Company continues to replace this volume from existing accounts and the addition of new contracts.

         While net sales decreased 20.7% in 1996, costs of goods sold only decreased 17.3% from $28.2 million to $23.3 million. The smaller percentage decrease in cost of goods sold versus the decrease in net sales was attributable to the fixed level of plant operating overhead which remained relatively stable even though the third and fourth quarter sales fell short of Company expectations. Therefore, the Company experienced a decline in its gross margin from 10.1% in 1995 to 6.2% in 1996 principally from a shortfall in sales. In addition, because of the slower level of sales than anticipated and the financial difficulties encountered by one of the Company's contract customers (William & Scott, Inc. -- see "Liquidity and Capital Resources" for full description) the Company charged cost of goods sold $233,000 when it increased its inventory valuation reserve by that amount in 1996.

         Operating expenses were $275,084 greater in 1996 than in 1995 and as a percentage of sales they increased from 9.7% in 1995 to 13.4% in 1996. Of this amount, advertising expenses decreased $470,271 in 1996 resulting from a reduced level of planned expenditures, including radio promotions. Sales and marketing expenses increased $28,150 from 1995 to 1996 and as a percentage of sales from 2.3% to 3.0% in 1996. The increase was reflective of the Company's commitment to its new brands introduced in 1996.

         General and administrative expenses increased $141,205 from 1995 to 1996. As a percentage of sales they increased from 2.3% in 1995 to 3.4% in 1996. The change was primarily because certain production employees' duties were expanded to include administrative duties and reallocated accordingly. In addition, professional fees and shareholder relations costs exceeded 1995 levels. The provision for doubtful accounts increased $576,000 from 1995 to 1996. As previously discussed, the major portion of this increase was the additional provision of $140,000 required on the Winterbrook account after the new management chose not to affirm the contract with the Company and $418,000 to fully reserve the William & Scott, Inc. account after that company filed for bankruptcy protection in 1997.

         Interest income decreased from $73,057 in 1995 to $59,967 reflecting a reduction in available investable funds while at the same time other income increased from $0 in 1995 to $24,033 in 1996.

         The Company's interest expense decreased $15,757 from 1995 to 1996 principally associated with the scheduled reduction in principal of the capitalized lease covering plant and equipment.

         The Company incurred losses in 1991 and 1992, its first two years of operations, totaling approximately $2.5 million. These losses were used, in part, to offset 1993, 1994 and 1995 taxable income. The Company has $1.3 million net operating loss carryforwards from the 1992 loss period that can be utilized to offset future taxable income to an approximate annual limitation of $575,000. These carryforwards expire if not utilized by the year ended 2007. The Company's approximate tax loss of $1.5 million in 1996 can be used to offset future taxable income without limitation; this carryforward expires in 2011 if not used prior to that time.

         During 1996, the Company operated significantly below its production capacity. Therefore, in order to attain a profitable level of operations, the Company must increase its sales and production volume. Management continues to seek out opportunities to increase sales volume. During 1996 and early 1997, the Company entered into agreements with several new contract customers. Certain of these new accounts provided sales volume in 1996. However, because most of these accounts were added in late 1996 and early 1997, their full impact will not be realized until fiscal 1997. In addition, management anticipates growth in both its proprietary products and export sales. Management believes these anticipated increases in sales volume during 1997 will help the Company operate at a significantly higher level of capacity in 1997.

         YEAR ENDED DECEMBER 31, 1995 COMPARED TO 1994

         Net sales for 1995 were $31,383,508, a 24.4% increase over the net sales reported for 1994 of $25,221,588. Total barrels sold in 1995 were 601,632 compared to 504,053 barrels in 1994 resulting in a 19.4% increase in barrelage sales. Due to product mix and because the Company's contract customers purchase all or part of their own packaging materials, the percentage increase in barrels can vary from the percentage increase in net sales.

         Sales from brewing agreements and contract packaging increased 58,643 barrels from 290,187 in 1994 to 348,840 in 1995 for a 20.2% increase. The increase was primarily attributable to an increase of 52,427 barrels in production to 232,801 barrels in 1995 for Pete's Brewing Company, which was the Company's largest contract customer in 1995. The Pete's Brewing Company contract concluded in the fourth quarter of 1995 and the Company began to replace this volume from an expansion of volume from existing contracts and the addition of new contracts.

         Export sales increased 45.2% from 73,667 barrels in 1994 to 106,983 barrels in 1995. The increase was attributable to the Company's brokers securing additional foreign orders and a continued expansion of the Company's export sales effort. The 1995 increase included a full year's operation of the exclusive export marketing arrangement for Japan, which commenced in the third quarter of 1994. Because the Company sells its export brands at prices lower than domestic sales, these export sales are a lower percentage of net sales than the corresponding percentage of barrelage.

         Sales of proprietary brands increased 4% from 1994 barrelage of 140,199 to 1995 barrelage sales of 145,809. The improvement was attributable to a broader acceptance of Company products following receipt of the Gold Medal for Grain Belt Premium and the Silver Medal for Pig's Eye Ice at the Great American Beer Festival in October of 1994. The Company anticipates that in 1996 it will be able to continue to capitalize on these awards and the Company's marketing efforts to improve sales of proprietary products.

         While net sales increased 24.4% in 1995, cost of goods sold increased 30.0% from $21.5 million to $28.2 million. The increase in cost of goods sold was primarily attributable to increased raw material and production costs. In addition, cost of goods sold in the year ended December 31, 1995 include a $160,000 charge which represented the Company's current estimate of the valuation reserve necessary, as it relates to 1995, as a result of the March 5, 1996 Winterbrook bankruptcy filing described below in "Liquidity and Capital Resources." As a result of these cost increases along with reduced margins on its major contract brewing agreement effective in the first quarter of 1995, the Company experienced a decline in its gross profit from 14.7% in 1994 to 10.1% in 1995. During 1995 the Company recognized $1,000,000 from the transition agreement with Pete's Brewing Company in connection with Pete's movement of its production to another brewery. This payment was netted against cost of goods sold and was used by the Company to cover costs incurred in the wind down of the Pete's contract.

         Operating expenses were $55,545 greater in 1995 than 1994. Of this amount advertising expenses were $133,806 less in 1995 than in 1994 reflecting a restructured advertising campaign for Pig's Eye Beer and a re-focused Grain Belt Premium campaign to capitalize on receipt of the Gold Medal at the October 1994 Great American Beer Festival. As a percentage of sales, advertising expenses decreased from 6.8% in 1994 to 5.1% in 1995 because of the expansion of contract and export sales, which do not require significant levels of advertising expense. Sales and marketing expenses increased $120,932 from 1994 to 1995 while as a percentage of sales they decreased from 2.4% to 2.3% respectively. The increase in expenditures was attributed to an expansion of the sales staff and an increase in sales commissions associated with the expansion of export sales and certain contract agreements. Administrative expenses increased $68,419 from 1994 to 1995 principally from an increase in professional fees and an increase in shareholder relations costs. As a percentage of sales, however, administrative expenses decreased from 2.7% in 1994 to 2.4% in 1995 primarily as a result of the Company operating at a higher sales volume.

         Interest income decreased from $102,686 in 1994 to $73,057 in 1995 reflecting a reduction in available investable funds as the Company invested a portion of the initial public offering proceeds into production equipment.

         The Company's interest expense decreased $17,492 from 1994 to 1995 principally associated with a reduction in principal of the capitalized lease of the plant and equipment.

         The Company incurred losses in 1991 and 1990, its first two years of operations, totaling approximately $2.5 million. These losses were used to offset 1993, 1994 and 1995 taxable income. The Company has unrecorded benefits from $1.3 million of net operating loss carry forwards that can be utilized to offset future taxable income to an approximate annual limitation of $575,000. These carry forwards expire if not utilized by the year ended 2007.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital at December 31, 1996 decreased $1,985,260 to $4.3 million from $6.3 million at December 31, 1995. The decrease is primarily attributable to the loss for the year coupled with the investment of funds into additional equipment and intangible assets.

         During the year ended December 31, 1996, the Company generated net cash from operating activities of $206,415 which was due to depreciation and amortization of $712,039, a decrease in accounts receivable of $981,285 and an increase in accounts payable and accrued expenses of $488,893. These amounts were partially offset by the net loss of $1,862,468 and increases in inventories of $101,187, prepaid expenses of $10,449 and a decrease of $1,698 in the amount due to a related party for equipment rent.

         The Company generated cash of $218,912 from investing activities through net sales of Treasury Bills in the amount of $997,719 which were partially offset by the purchase of $571,738 of property and equipment and $207,069 in the purchase of intangible assets for branded products.

         The Company also used cash of $39,002 in financing activities during 1996 for the payment of obligations under capitalized lease obligations of $211,952 which were partially offset by proceeds of $172,950 from the exercise of employee stock options.

         The Company believes that it will be able to meet its working capital and capital resource needs for the next year through cash flow from operations plus its existing cash and treasury securities.

         In conjunction with the Company's initial public offering in November of 1993, the Company's existing operating leases were converted to capitalized leases and the obligations were reflected as property and equipment and long-term debt in the financial statements. The debt is being amortized over 10 years at a 7.75% interest rate. The Company has the option to acquire the property at eight times the trailing twelve months rent anytime after December 1, 1995. As indicated in the Company's 1996 annual report, based upon 1996 lease payments, the purchase price would be approximately $5.7 million at December 31, 1996. Should the Company decide to exercise its option it would propose to finance the acquisition with debt or equity financing or some combination thereof. The Company will monitor the exercise price going forward and will select the most beneficial time to exercise the option based upon existing facts and circumstances and the availability of financing.

         Also in conjunction with the Company's initial public offering in November of 1993, the Company received a capital contribution of $825,140 from the Minnesota Brewing Limited Partnership ("Partnership"). This occurred through the Partnership's assumption of certain long-term debt payable to the Housing and Redevelopment Authority of the City of St. Paul. The Partnership effectively extinguished this long-term debt by placing a sufficient amount of cash in an irrevocable escrow account to pay off the debt in full. The property and equipment which were originally pledged by the Company as collateral under the debt agreements remain pledged as of December 31, 1996. The Company continues to be obligated on the debt which had an outstanding balance of $564,580 at December 31, 1996, however, the possibility that the Company would ever have to pay anything on the debt is remote.

         The Company's credit terms to its distributors are generally 10 days and substantially all customers, except contract brewing accounts, are on automatic debit to their bank account through electronic funds transfer ("EFT"). This program substantially reduces the credit risk and facilities the predictability of cash flows. Amounts from contract brewing production are generally due 30 days after shipment and in many cases are secured by letters of credit.

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

         The Company is a party to collective bargaining agreements with five union organizations which run for a three year term ending June 30, 1997. Increases are tied to increased production levels.

         As of December 31, 1996, the Company had net operating loss carryforwards totaling $1.5 million available without restriction and $1.3 million available to reduce future taxable income, subject to an annual limitation of $575,000. To the extent the Company generates taxable income during the periods in which this net operating loss carryforward is available, the Company's cash requirements for payment of income tax will be reduced.

         On March 11, 1996, the Company announced that one of its principal customers, Winterbrook Corporation, filed a Chapter 11 petition for bankruptcy. The Company produces LaCroix water products for Winterbrook. At the time of filing, the Company had outstanding receivables totaling approximately $725,000 and was holding inventory of approximately $410,000 against this outstanding balance. The Company entered a post-petition arrangement with Winterbrook to ship inventory on a cash in advance basis on a shipping schedule covering all the inventory. In addition, the Company has agreed to continue to produce new product for Winterbrook at current production prices upon the prior payment for each week's production. The approximate uncollateralized balance due of $315,000 was included with the other unsecured claims and settled in the bankruptcy proceedings. The receivable balance included 1996 Company sales of product which were produced from certain inventory reflected on the Company's December 31, 1995 balance sheet. Accordingly, the Company recorded a charge to 1995 cost of goods sold of $160,000 which was the Company's estimate of the inventory valuation reserve necessary as of December 31, 1995, to properly reduce inventory for the realizability issue raised by this subsequent event. The Company continued to work with Winterbrook management in an effort to affirm their existing contract and accounts payable obligations to the Company. New management took over Winterbrook in the fourth quarter of 1996 and chose not to honor the commitments that previous management had made. Thus, the Company incurred a $140,000 provision for doubtful accounts in the fourth quarter of 1996 relating specifically to the Winterbrook account. With Winterbrook's rejection of the bottling contract, Minnesota Brewing Company is now able to produce water products for itself and others while the Company continues to produce for the company that took over Winterbrook.

         In June of 1992, the Company entered into a production contract with William & Scott, Inc. ("WSI") to brew "Rhino Chasers" micro-styled beers. The Company produced 10,188 barrels pursuant to this contract in 1995 and 19,427 barrels in 1996, which were equivalent to 1.7% and 4.5% respectively of the Company's total production in barrels. WSI has been in business over ten years with a product well accepted in the market place and was re-capitalized in 1995 to further advance its market share. During the fourth quarter of 1996, WSI exceeded their payment terms with the Company after such terms had been extended from 30 to 60 days by the Chairman and President of the Company. WSI then provided the Company with a security interest in their inventory, accounts receivable, equipment and intellectual property with such security interest being subordinate to their bank's security interest.

         In February of 1997, the Company entered into a "Licensing and Production Agreement" with WSI which was agreed to and accepted by WSI's bank. Under the terms of the agreement, the Company received all right, title and interest in all of WSI's intellectual property interest in the trademark and trade name "Rhino Chasers" and all products bearing this name or mark, subject to the bank's security interest. The Company has agreed to use its best efforts to promote and enhance the value of the brand and further to produce, take orders for, ship, bill and collect all billings for the product. The Company will retain its current contract brewing costs along with an administrative fee of $.50 per case. Of the remaining monies, 80% will be sent to the Bank and 20% shall be deposited in a trust account to be distributed to WSI's creditors, including the Company. Once the Bank has been paid in full, 100% of the monies will be paid to the creditors. After all creditors have been paid in full, the Company shall receive 80% of the monies and 20% shall be distributed to WSI. In addition, after all creditors have been paid in full, the Company shall receive 50% of any proceeds received from sale of the "Rhino Chasers" brand.

         In March 1997, WSI filed for protection under Chapter 7 of the United States Bankruptcy Act. Accordingly, even though the Company has a substantial financial interest in WSI, the Company has added a $418,000 addition to its allowance for doubtful accounts to fully reserve their account receivable balance as of December 31, 1996. In addition, the Company added $83,000 to its inventory valuation reserve to adjust the Rhino Chaser inventory to its net realizable value. The Company is working with WSI's distributors presently receiving orders, shipping product and collecting billings. The amount the Company will ultimately receive under the "Licensing and Production Agreement" is indeterminable at this time.

FORWARD-LOOKING STATEMENTS

         Statements included in this Annual Report on Form 10-K that are not historical or current facts are "forward- looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. Among these risks and uncertainties are information included in this Annual Report on Form 10-K which can be identified by the use of forward- looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology constitutes forward-looking information. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) competition within the brewing industry resulting from the increased number of brewers and available beers,
(ii) the Company's ability to continue to achieve and maintain contract brewing arrangements; (iii) the continued success of the Company's proprietary brands, including its reliance upon distributors, and (iv) the Company's continued ability to sell products for export.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In March 1995, FASB issued SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG- LIVED ASSETS TO BE DISPOSED OF, which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets. The Company adopted SFAS No. 121 during 1996 and such adoption did not have an impact on the Company's financial position or results of operations.

         In October 1995, FASB issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, this SFAS also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. However, this SFAS will still require the Company to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in this statement had been applied. The Company adopted SFAS No. 123 during 1996 (the Company elected to continue using its intrinsic value based method) and therefore the adoption of SFAS No. 123 resulted only in additional disclosures in the Company's financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements of the Company are set forth below:


           Report of Independent Auditor
           McGladrey & Pullen LLP......................................

           Balance Sheets as of December 31, 1996 and 1995.............

           Statements of Operations for the years ended
            December 31, 1996, 1995 and 1994...........................

           Statements of Shareholders' Equity for
           the years ended December 31, 1996, 1995 and 1994............

           Statements of Cash Flows for the years
           ended December 31, 1996, 1995 and 1994......................

           Notes to Financial Statements for the years.................



                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
    and Shareholders
Minnesota Brewing Company
St. Paul, Minnesota

We have audited the accompanying balance sheets of Minnesota Brewing Company as of December 31, 1996 and 1995, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Minnesota Brewing Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audit of the financial statements of Minnesota Brewing Company included schedule II contained herein, for the years ended December 31, 1996, 1995, and 1994. In our opinion, such schedule presents fairly the information required to be set forth therein, in conformity with generally accepted accounting principles.




St. Paul, Minnesota                          McGLADREY & PULLEN, LLP
February 14, 1997



MINNESOTA BREWING COMPANY

BALANCE SHEETS
DECEMBER 31, 1996 AND 1995

ASSETS                                                                             1996          1995
----------------------------------------------------------------------------------------------------------
Current Assets
     Cash and cash equivalents                                              $     386,325  $            -
     Securities being held to maturity                                                  -         997,719
     Trade accounts receivable, less allowance for doubtful accounts
         of $485,000 in 1996 and $34,000 in 1995 (Note 5)                       1,034,921       1,247,445
     Other receivables:
         Transition agreement receivable (Note 8)                                       -         500,000
         Vendor rebates and other                                                  91,084         359,845
     Inventories (Note 5)                                                       4,532,532       4,431,345
     Prepaid expenses                                                              71,599          61,150
     Deferred income taxes (Note 6)                                               150,000         150,000
                                                                            ------------------------------
                   TOTAL CURRENT ASSETS                                         6,266,461       7,747,504
                                                                            ------------------------------

Other Assets
     Trademarks, net of accumulated amortization of $40,000
         in 1996 and $26,000 in 1995                                              221,273         209,200
     Deferred income taxes (Note 6)                                               143,000         143,000
     Other intangible assets, principally packaging design, net of accumulated amortization of $219,000 in 1996 and
         $137,000 in 1995                                                         381,896         282,244
                                                                            ------------------------------
                                                                                  746,169         634,444
                                                                            ------------------------------

Property and Equipment (Note 2)
     Land and building under capital lease                                      1,899,574       1,899,574
     Display fixtures and equipment                                               939,268         688,764
     Production equipment, including capitalized lease                          2,426,707       2,105,473
     Office equipment                                                              85,090          85,090
     Leasehold improvements                                                       123,347         123,347
                                                                            ------------------------------
                                                                                5,473,986       4,902,248

     Less accumulated depreciation and amortization                             1,711,388       1,094,693
                                                                            ------------------------------
                                                                                3,762,598       3,807,555
                                                                            ------------------------------
                                                                            $  10,775,228  $   12,189,503
                                                                            ==============================


See Notes to Financial Statements.


LIABILITIES AND SHAREHOLDERS' EQUITY                                         1996              1995
--------------------------------------------------------------------------------------------------------------------------
Current Liabilities
     Current maturities of capital lease obligations (Note 2)            $  228,975     $    211,953
     Amounts due to related party (Note 2)                                   20,051           21,749
     Trade accounts payable                                                 902,413          471,205
     Accrued expenses:
         Compensation                                                       474,305          455,649
         Beverage tax                                                       121,976          130,141
         Promotional expenses                                                92,760           93,226
         Other                                                               83,328           35,668
                                                                         ----------------------------
                   TOTAL CURRENT LIABILITIES                              1,923,808        1,419,591
                                                                         ----------------------------

Capital Lease Obligation, less current maturities (Note 2)                1,753,454        1,982,428
                                                                         ----------------------------

Commitments and Contingencies (Notes 2, 3, 4, and 7)

Shareholders' Equity (Notes 2, 3, and 4)
     Common stock, $0.01 par value; 10,000,000 shares authorized             33,892           33,516
     Additional paid-in capital                                          10,435,668       10,263,094
     Accumulated deficit                                                 (3,371,594)      (1,509,126)
                                                                         ----------------------------
                                                                          7,097,966        8,787,484
                                                                         ----------------------------
                                                                       $ 10,775,228     $ 12,189,503
                                                                         ============================




MINNESOTA BREWING COMPANY

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                                      1996           1995          1994
------------------------------------------------------------------------------------------------------------
Sales (Notes 5 and 8)                                            $ 27,983,345   $ 33,994,179   $ 27,367,416
Less excise taxes                                                   3,107,996      2,610,671      2,145,828
                                                                 -------------------------------------------
                   NET SALES                                       24,875,349     31,383,508     25,221,588
                                                                 -------------------------------------------

Cost of goods sold (Notes 2 and 8)                                 23,331,116     29,199,229     21,525,720
Less transition agreement cost reimbursement (Note 8)                       -     (1,000,000)             -
                                                                 -------------------------------------------
                   NET COST OF GOODS SOLD                          23,331,116     28,199,229     21,525,720
                                                                 -------------------------------------------

                   GROSS PROFIT                                     1,544,233      3,184,279      3,695,868
                                                                 -------------------------------------------

Operating expenses:
     Advertising                                                    1,123,996      1,594,267      1,728,073
     Sales and marketing                                              747,809        719,659        598,727
     General and administrative (Note 2)                              855,255        714,050        615,631
     Provision for doubtful accounts                                  601,000         25,000         55,000
                                                                 -------------------------------------------
                   TOTAL OPERATING EXPENSES                         3,328,060      3,052,976      2,997,431
                                                                 -------------------------------------------

                   OPERATING INCOME (LOSS)                         (1,783,827)       131,303        698,437
                                                                 -------------------------------------------

Other income (expense):
     Interest and other income                                         84,000         73,057        102,686
     Interest expense (Note 2)                                       (162,641)      (178,398)      (195,890)
                                                                 -------------------------------------------
                                                                      (78,641)      (105,341)       (93,204)
                                                                 -------------------------------------------

                   INCOME (LOSS) BEFORE INCOME TAX EXPENSE
                       (BENEFIT)                                   (1,862,468)        25,962        605,233

Income tax benefit (Note 6)                                                 -              -       (222,000)
                                                                 -------------------------------------------
                   NET INCOME (LOSS)                             $ (1,862,468)  $     25,962   $    827,233
                                                                 ===========================================

                   NET INCOME (LOSS) PER COMMON SHARE            $     (0.55)   $       0.01   $       0.25

                   WEIGHTED AVERAGE COMMON AND COMMON
                       EQUIVALENT SHARES OUTSTANDING                3,374,155      3,351,308      3,330,088

See Notes to Financial Statements.



MINNESOTA BREWING COMPANY

STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                         Common Stock        Additional                Note
                                    --------------------     Paid-In    Accumulated  Receivable
                                    Shares      Amount       Capital      Deficit     From ESOP      Total
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993         3,328,611   $ 33,286   $ 10,159,824  $(2,362,321) $  (53,755) $  7,777,034
 Deferred compensation, ESOP               -          -              -            -      53,755        53,755
 Net income                                -          -              -      827,233           -       827,233
                                   ---------------------------------------------------------------------------
Balance, December 31, 1994         3,328,611     33,286     10,159,824   (1,535,088)          -     8,658,022
 Exercise of employee stock options   23,000        230        103,270            -           -       103,500
 Net income                                -          -              -       25,962           -        25,962
                                   ---------------------------------------------------------------------------
Balance, December 31, 1995         3,351,611     33,516     10,263,094   (1,509,126)          -     8,787,484
 Exercise of employee stock options   37,600        376        172,574            -           -       172,950
 Net loss                                  -          -              -   (1,862,468)          -    (1,862,468)
                                   ---------------------------------------------------------------------------
Balance, December 31, 1996         3,389,211   $ 33,892   $ 10,435,668  $(3,371,594) $        -  $  7,097,966
                                   ===========================================================================

See Notes to Financial Statements.



MINNESOTA BREWING COMPANY

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                                         1996          1995             1994
-------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income (loss)                                                  $ (1,862,468)  $    25,962     $   827,233
    Adjustments to reconcile net income (loss) to net cash
    provided by (used in)operating activities:
     Depreciation                                                       616,695       508,980         393,844
     Amortization                                                        95,344        84,072          45,991
     Deferred income taxes                                                    -             -        (293,000)
     Inventory valuation reserve                                         73,277       160,000               -
     Allowance for doubtful accounts                                    451,000       (32,000)         53,000
     Changes in assets and liabilities:
       Trade accounts receivable                                       (238,476)    1,366,889      (1,393,114)
       Other receivables                                                768,761      (819,848)          6,881
       Inventories                                                     (174,464)      166,232      (1,767,006)
       Prepaid expenses                                                 (10,449)      130,754        (116,298)
       Trade accounts payable and accrued expenses                      488,893      (993,075)        859,692
       Amounts due to related party for equipment rental                 (1,698)     (114,638)         90,968
                                                                     -----------------------------------------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           206,415       483,328      (1,291,809)
                                                                     -----------------------------------------

Cash Flows From Investing Activities
   Purchases of property and equipment                                 (571,738)   (1,111,098)       (436,137)
   Purchases of held-to-maturity securities                           1,477,025)   (2,445,157)     (2,920,818)
   Sales of held-to-maturity securities                               2,474,744     3,201,308       4,032,000
   Purchases of intangible and other assets                            (207,069)     (166,783)        (74,390)
                                                                     -----------------------------------------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           218,912      (521,730)        600,655
                                                                     -----------------------------------------

Cash Flows From Financing Activities
   Principal payments under capital lease obligations                  (211,952)     (196,195)       (181,611)
   Proceeds from exercise of employee stock options                     172,950       103,500               -
                                                                     -----------------------------------------
          NET CASH USED IN FINANCING ACTIVITIES                         (39,002)      (92,695)       (181,611)
                                                                     -----------------------------------------

          NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          386,325      (131,097)       (872,765)

Cash and Cash Equivalents
   Beginning                                                                  -       131,097       1,003,862
                                                                     -----------------------------------------
   Ending                                                            $  386,325   $         -  $      131,097
                                                                     =========================================

Supplemental Disclosures of Cash Flow Information
   Cash payments for interest                                        $  162,641   $   178,398  $      195,890
                                                                     =========================================

Supplemental Schedule of Noncash Investing and Financing Activities
   Principal payments by the ESOP on its note payable                $        -   $         -  $       53,755
                                                                     =========================================


See Notes to Financial Statements.



MINNESOTA BREWING COMPANY

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
NOTE 1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND CONCENTRATION OF CREDIT RISK: Minnesota Brewing Company operates a brewery in St. Paul, Minnesota. The Company leases its production facilities and the majority of its equipment from Minnesota Brewing Limited Partnership (the Partnership), the Company's largest shareholder. See Note 2 for related-party transactions.

The Company brews and markets beer primarily under the Grain Belt, Pigs Eye, and Brewers Cave labels. The Company also packages premium water and brews beer and other products for third parties under contract brewing arrangements and private label production agreements. The Company grants credit, normally 10-day terms, to distributors, the majority of whom are located in Minnesota. Credit terms in connection with contract brewing and private label arrangements are negotiated on an individual customer basis. See Note 5 for segment data and major customer information.

BASIS OF PRESENTATION AND ACCOUNTING ESTIMATES: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS: For purposes of reporting cash flows, cash and cash equivalents includes all cash accounts which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with an original maturity of three months or less.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

SECURITIES BEING HELD TO MATURITY: The Company accounts for debt securities in accordance with FASB Statement No. 115. This statement requires that management determine the appropriate classification of securities at acquisition and reassess the classification at each balance sheet date. Securities being held to maturity are those debt securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions. At December 31, 1995, these securities were carried at amortized cost, which approximates fair value. At December 31, 1995, held-to-maturity securities were comprised entirely of U.S. Treasury Bills which matured in 1996.

INVENTORIES:  Inventories  are valued at the lower of cost
(first-in, first-out method) or market. Inventories consist of the following:

                                 December 31
                   -----------------------------------------
                            1996                 1995
------------------------------------------------------------
Raw materials      $            174,757 $           247,347
Work-in-progress                448,663             750,926
Finished goods                1,373,193             936,415
Packaging                     2,117,881           2,218,599
Other                           418,038             278,058
                   -----------------------------------------
                   $          4,532,532 $         4,431,345
                   =========================================

PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Depreciation, including amortization of capital leases, is computed by the straight-line method over the lesser of the lease terms or the estimated useful lives as follows: 10 to 15 years for the production equipment; 5 years for office equipment; 2 to 5 years for display fixtures and equipment; and 10 years for building and leasehold improvements.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The financial statements include the following financial instruments: cash and cash equivalents, securities being held to maturity, trade accounts and other receivables, accounts payable, and amounts due to related party. At December 31, 1996 and 1995, no separate comparison of fair values versus carrying values is presented for the aforementioned financial instruments since their fair values are not significantly different than their balance sheet carrying amounts. The aggregate fair values of the financial instruments would not represent the underlying value of the Company.

REVENUE RECOGNITION: Revenue is recognized at the time the inventory is shipped to or picked up at the Company's warehouse by the independent distributors or, in a few selected situations, upon completion of production under specific contractual arrangements.

AMORTIZATION: The costs of various trademarks and logos are amortized over their expected useful lives of 5 to 40 years using the straight-line method. The costs of other assets, principally package design costs, are amortized over their expected useful lives of 2 to 10 years using the straight-line method.

In accordance with Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, the Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at the date. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows) of the long-lived assets. To date, management has determined that no impairment of long-lived assets exists.

FEDERAL EXCISE TAX: The Company currently receives an $11 per barrel credit against federal excise taxes on the first 60,000 barrels of taxable production. This credit is realized in the first quarter of the year and for accounting purposes is allocated throughout the year based upon projected taxable sales per quarter.

INCOME TAXES: Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss or tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the amounts of assets and liabilities recorded for income tax and financial reporting purposes. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The income tax expense or benefit is the tax payable or refundable for the year plus or minus the change in deferred tax assets and liabilities during the year.

NET INCOME (LOSS) PER COMMON SHARE: Net income (loss) per common share is computed on the basis of the weighted-average number of common and common equivalent shares outstanding during the respective years. Common equivalent shares consist of outstanding stock options and warrants, if dilutive.

AUTHORIZED SHARES: The Company's Articles of Incorporation provide for an aggregate of 11,000,000 shares of $0.01 par value stock of which 10,000,000 shares are designated as common stock. The remaining 1,000,000 shares are undesignated at December 31, 1996.

RECLASSIFICATIONS: Certain of the 1995 and 1994 amounts have been reclassified to conform with the 1996 presentation. These reclassifications had no effect on net income or shareholders' equity.

NOTE 2.     RELATED-PARTY TRANSACTIONS
GENERAL: The Minnesota Brewing Limited Partnership owns approximately 46 percent of the Company's common stock. The Chairman of the Board of the Company is also the controlling general partner of the Partnership.

RELATED-PARTY CAPITAL LEASES: The Company leases its land, building, and the vast majority of its production equipment from the Partnership. Prior to November 1993, the Company leased these assets under operating lease agreements. In November 1993, the Company and the Partnership entered into new lease agreements which provide for ten-year terms, and options to purchase the assets based on eight times the preceding twelve months' lease payments of $25,000 per month for land and building and $1.00 per barrel of production for equipment. Beginning on December 1, 1995, and extending through the terms of the leases, the Company has the right to purchase the assets under lease. At December 31, 1996, the purchase price would be approximately $5,700,000. In addition, the Company is responsible for all real estate taxes associated with this property.

The lease agreements have been accounted for as capital leases. The amounts capitalized for the land, building, and production equipment were limited to the Partnership's depreciated cost of these assets. The excess of the periodic lease payments over the amounts necessary to service the capitalized debt is recognized as additional rent expense over the terms of the agreements.

The following table presents the estimated future minimum lease payments under the two agreements and the portion of those payments accounted for as the capital lease obligation. The future minimum lease payments under the equipment lease have been presented using management's estimate of 1997's annual production level.


                                                                                       Operating             Capital
                                                                                         Lease                Lease
                                                                   Total              Commitment          Obligation
-------------------------------------------------------------------------------------------------------------------
Years ending December 31:
   1997                                              $            880,000 $            505,500 $           374,500
   1998                                                           880,000              505,500             374,500
   1999                                                           880,000              505,500             374,500
   2000                                                           880,000              505,500             374,500
   2001                                                           880,000              505,500             374,500
   Later years                                                  1,610,400              925,100             685,300
                                                     --------------------------------------------------------------
Total estimated future minimum lease
   payments                                          $          6,010,400 $          3,452,600           2,557,800
                                                     ==========================================

Less amount representing interest (7.75%)                                                                  575,371
                                                                                               --------------------
Present value of future minimum payments
   under capital lease obligation at
   December 31, 1996                                                                                     1,982,429

Less current maturities                                                                                    228,975
                                                                                               --------------------
Long-term portion                                                                              $         1,753,454
                                                                                               ====================



Total lease payments due under the aforementioned leases were approximately $712,000, $902,000, and $804,000 for the years ended December 31, 1996, 1995, and 1994, respectively. The total rent expense relating to the operating lease portion of the above leases was approximately $337,000, $527,000, and $430,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

The following is a summary of the assets recorded under capital leases:

                                                                                        December 31
                                                                          -----------------------------------------
                                                                                  1996                 1995
-------------------------------------------------------------------------------------------------------------------
Land and building                                                         $          1,899,574 $         1,899,574
Production equipment                                                                   702,426             702,426
                                                                          -----------------------------------------
                                                                                     2,602,000           2,602,000

Less accumulated amortization                                                          823,932             563,743
                                                                          -----------------------------------------
                                                                          $          1,778,068 $         2,038,257
                                                                          =========================================


AMOUNTS DUE TO RELATED PARTY: The following table summarizes the Company's outstanding debt to the Partnership:


                                                                                        Average
                                                                                        Amount
                                                                 Balance at           Outstanding            Balance
                                                                 Beginning              During              at End
                                                                  of Year              the Year             of Year
-------------------------------------------------------------------------------------------------------------------
Years ended December 31:
   1996                                              $             21,749 $             69,150 $            20,051
   1995                                                           136,387              115,499              21,749


Related-party commissions: During 1996, the Company paid commissions of approximately $73,000 to a company whose ownership includes a director of the Company.


NOTE 3.     EMPLOYEE STOCK OWNERSHIP PLAN
The Company has established an Employee Stock Ownership Plan (the Plan) to provide additional retirement benefits to substantially all employees. Under agreements with employees, the Company is committed to make cash payments to the Plan of $0.60 for each hour of paid compensation for eligible employees. Total compensation expense under this Plan was approximately $146,000, $156,000, and $132,000 for the years ended December 31, 1996, 1995, and 1994, respectively. At December 31, 1996 and 1995, there were 138,779 and 116,308 shares, respectively, of Company common stock held by the Plan.

In the event a terminated plan participant desires to sell shares of the Company's stock, or for certain employees who elect to diversify their account balances, the Company may be required to purchase the shares from the participant at fair market value.

Prior to 1994, the Company's balance sheet reflected the ESOP's note payable to the Partnership and a corresponding shareholder equity reduction for a note receivable from the ESOP. The ESOP, under the note agreement, was required to make payments to the Partnership with the contributions it received from the Company. The ESOP note payable was paid in full during 1994.

NOTE 4.     STOCK OPTIONS AND WARRANT
At December 31, 1996, the Company has a qualified incentive stock option plan which is described below. Grants under the plan are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under the plan. Had compensation cost for the plan been determined based on the fair values of options granted (the method described in FASB Statement No. 123), reported net income (loss) and net income
(loss) per common share on a pro forma basis as compared to reported results would have been as follows:

                                              1996             1995
---------------------------------------------------------------------
Net income (loss):
   As reported                            $  (1,862,000) $    26,000
   Pro forma                                 (1,888,000)     (21,000)
Net income (loss) per common share:
   As reported                                    (0.55)        0.01
   Pro forma                                      (0.56)       (0.01)


For purposes of the aforementioned pro forma information, the fair value of each option is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1996 and 1995, respectively: dividend rate of zero for both years; price volatility of
39.0 and 39.4 percent; risk-free interest rate of 6.1 and 5.7 percent; and expected lives of approximately 2.3 and 3.2 years.

EMPLOYEE INCENTIVE STOCK OPTION PLAN: The employee incentive stock option plan authorizes the granting of options to purchase up to 250,000 shares of common stock to officers, directors, and other key employees. These options are granted at the discretion of the directors. All options must be granted at no less than 100 percent of the fair market value of the stock on the date of grant, or 110 percent for employees owning more than 10 percent of the Company's common stock. The options expire at varying dates not to exceed ten years from the grant date and are not transferable. When exercising options, an employee's payment may be either cash, shares of the Company's stock valued at the fair market value, or a combination of the two.

WARRANT: In connection with its initial public offering, the Company issued a warrant to the underwriter to purchase up to 137,750 shares of the Company's common stock at an exercise price of $5.40 per share. The warrant became exercisable in November 1994 and expires in November 1998.

A summary of the stock option and warrant activity through December 31, 1996, is as follows:


                                                                                                    Exercise Price
                                                                 Warrant          Stock Option         Per Share
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993 and 1994                               137,750               91,000 $       4.50 - 5.40
   Granted                                                                              30,000         5.00 - 5.75
   Exercised                                                                           (23,000)               4.50
                                                     --------------------------------------------------------------
Balance, December 31, 1995                                        137,750               98,000         4.50 - 5.75
   Granted                                                                              18,500                4.75
   Exercised                                                                           (37,600)        4.50 - 5.00
                                                     --------------------------------------------------------------
Balance, December 31, 1996                                        137,750               78,900 $       4.50 - 5.75
                                                     ==============================================================


At December 31, 1996, all options and warrants outstanding were exercisable. The weighted-average fair value per option, of options granted in 1996 and 1995, was $1.41 and $1.57, respectively.

A further summary about options outstanding at December 31, 1996, is as follows:

                                                            Remaining
   Exercise                              Number            Contractual
     Price                             Outstanding             Life
----------------------------------------------------------------------------
$    4.50                                 37,900            7.2 years
     4.75                                 18,500            9.7 years
     5.00                                 10,000            8.4 years
     5.75                                 12,500            8.4 years
                                   --------------------
                                          78,900
                                   ====================



NOTE 5.     SEGMENT DATA, MAJOR CUSTOMERS, AND MAJOR SUPPLIER
SEGMENT DATA: The Company operates in one business segment, the brewing and marketing of beverages, including beer under both proprietary and contract labels. In addition to domestic distributors, the Company also sells directly to foreign distributors located mainly in the Far East. Total foreign sales (excluding freight charges and excise taxes) amounted to approximately $4,217,000, $5,293,000, and $3,343,000 during the years ended December 31, 1996,
1995, and 1994, respectively. Trade accounts receivable from foreign distributors were approximately $203,000 and $115,000 at December 31, 1996 and 1995, respectively.

MAJOR CUSTOMERS: As of and for the years ended December 31, 1996, 1995, and 1994, the Company had trade accounts receivable from and net sales to a company which was a major customer in two of these years, as follows:


                                                         1996           1995         1994
-----------------------------------------------------------------------------------------------------------
Customer (see Note 8):
   Percent of trade accounts receivable at
      December 31                                        -              28.9%       35.4%
   Percent of net sales for years ended
      December 31                                        -              45.6%       43.1%


At December 31, 1995, the Company had approximately $31,000 of inventory in various stages of production associated directly with the production of beer being brewed for this customer.

During 1996 and 1995, respectively, approximately 70 and 71 percent of the Company's proprietary beer, measured in barrels, reached retail channels, principally in Minnesota, through its 12 largest distributors.

MAJOR SUPPLIERS: The Company purchases a majority of the cans and bottles used in its production from two suppliers. Management believes that alternative sources of supply are available in the event the Company is unable to obtain products from these suppliers.


NOTE 6.     INCOME TAXES
The income tax expense (benefit) is as follows:


                                                                        Years Ended December 31
                                                     --------------------------------------------------------------
                                                             1996                 1995                 1994
-------------------------------------------------------------------------------------------------------------------
Current:
   U.S. federal                                      $          --        $             75,000 $           252,000
   State                                                        --                      18,000              53,000
   Benefit of operating loss carryforwards                      --                     (93,000)           (234,000)
Deferred benefit                                                                                          (293,000)
                                                     --------------------------------------------------------------
                                                     $          --        $                --  $          (222,000)
                                                     ==============================================================



Income tax expense (benefit) differs from the federal statutory rate as follows:


                                                                        Years Ended December 31
                                                     --------------------------------------------------------------
                                                             1996                 1995                 1994
-------------------------------------------------------------------------------------------------------------------
Tax provision (benefit) at federal statutory rate    $          (652,000) $              9,000 $           212,000
State income tax (benefit), net of federal tax
   effect                                                        (56,000)                1,000              24,000
Nondeductible expenses                                             7,000                 9,000              11,000
Effect of income taxes at lower rates                             18,000                (6,000)            (10,000)
Change in valuation allowance for deferred
   tax assets                                                    677,000               (15,000)           (488,000)
Other                                                              6,000                 2,000              29,000
                                                     --------------------------------------------------------------
                                                     $                --  $                 -- $          (222,000)
                                                     ==============================================================


Net deferred tax assets consist of the following:


                                                                                        December 31
                                                                          -----------------------------------------
                                                                                  1996                 1995
-------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
   Net operating loss carryforwards                                       $          1,067,000 $           501,000
   Vacation accrual                                                                    109,000             112,000
   Inventory valuation reserve                                                          89,000              60,000
   Allowance for doubtful trade and other accounts receivable                          184,000              20,000
   Other                                                                                    --              14,000
Deferred tax liabilities--other                                                        (65,000)                 --
                                                                          -----------------------------------------
                                                                                     1,384,000             707,000

Less valuation allowance                                                            (1,091,000)           (414,000)
                                                                          -----------------------------------------
Net deferred tax assets                                                   $            293,000 $           293,000
                                                                          =========================================

Current                                                                   $            150,000 $           150,000
Long-term                                                                              143,000             143,000
                                                                          -----------------------------------------
                                                                          $            293,000 $           293,000
                                                                          =========================================


The Company has recorded the valuation allowance on its deferred tax assets to reduce the total to an amount that management believes is more likely than not to be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The increase in the valuation allowance during 1996 was primarily the result of the net operating loss (NOL) carryforward which was generated during the year. The reductions in the valuation allowance during 1995 and 1994 were the result of utilizing NOL carryforwards to reduce current taxable income and, in 1994, were also the result of a change in the conclusion regarding the need for a valuation allowance relative to $293,000 of the deferred tax assets. The Company's future use of its NOL carryforwards is subject to certain annual limitations. The remaining NOL carryforwards expire as follows:
$1,300,000 in 2007 and $1,500,000 in 2011.

NOTE 7.   COMMITMENTS AND CONTINGENCIES

PENSION PLANS: The Company belongs to two multi-employer pension plans (Pension Plans) covering certain employees. Total pension plan expense for 1996, 1995, and 1994 was approximately $42,000, $54,000, and $50,000, respectively. The Company makes annual contributions to the Pension Plans in accordance with negotiated labor contracts. The Multi-Employer Pension Plan Amendments Act of 1980 (the Act) may, under certain circumstances, cause the Company to become subject to liabilities in excess of contributions made under collective bargaining agreements. Under the Act, the Company's proportionate share of the Pension Plan's unfunded vested benefits, if any, generally are contingent upon the termination of, withdrawal, or partial withdrawal from the Pension Plans. The Company has not undertaken to terminate, withdraw, or partially withdraw from the Pension Plans.

SAVINGS AND RETIREMENT PLAN: The Company has a savings and retirement plan for eligible employees. The plan was adopted pursuant to Section 401(k) of the Internal Revenue Code. Contributions to the plan are discretionary for both the Company and the employees. The Company may make contributions to this 401(k) plan which match employee contributions, subject to certain limitations. During 1996 and 1995, the Company made contributions of approximately $19,000 and $16,000, respectively, to this plan. No Company contributions were made to this 401(k) plan during 1994.

POTENTIAL LITIGATION: The Company is subject to certain claims incidental to its normal business activities. It is not possible to determine the ultimate outcome of these matters at this time. However, management does not believe that any additional liability resulting from such proceedings will have a material adverse effect on the Company's financial statements.


NOTE 8.     TRANSITION AGREEMENT WITH PETE'S BREWING COMPANY

During August 1995, the Company's major customer at the time, Pete's Brewing Company, notified the Company that they were ceasing further production of their beer at the Company's facility. The Company and this customer entered into a transition agreement which required the customer to reimburse the Company approximately $1,000,000 to offset costs incurred in connection with and in full resolution of all issues between the parties with respect to the brewing agreement and other matters.


NOTE 9.     1996 FOURTH QUARTER ADJUSTMENTS

After experiencing lower than anticipated levels of sales and production in the fourth quarter and due to financial difficulties of certain contract customers, the Company recorded a $790,000 charge to operations for increased allowances for doubtful accounts and inventory obsolescence.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Information required under this item with respect to the directors is contained in the Section "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held in May 1997 (the "1997 Proxy Statement"), a definitive copy of which will be filed with the Commission within 120 days of the close of the past fiscal year and is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION

         Information required under this item is contained in the Section entitled "Executive Compensation" in the Company's 1997 Proxy Statement and is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required under this item is contained in the Section entitled "Shareholdings of Principal Shareholders and Management" in the Company's 1997 Proxy Statement and is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required under this item is contained in the Section entitled "Certain Transactions" in the Company's 1997 Proxy Statement and is incorporated herein by reference.


                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

(a)      DOCUMENTS FILED AS PART OF THIS REPORT

         (1)      Financial Statements.  The financial statements included in this Form 10-K as listed in Item 8.
         (2)      Financial Statement Schedules.

                  Independent Auditor's Report on Schedules for Years
                           Ended December 31, 1996, 1995 and 1994 .....
                  Schedule  II       Valuation and Qualifying Accounts...


(b)      REPORTS ON FORM 8-K
         The Company filed no reports on Form 8-K during the quarter ended December 31, 1996.

(c) LISTS OF EXHIBITS. Exhibits that cover management contracts or compensatory plans or arrangements are marked with an asterisk(*).


EXHIBIT
   NO.                  DESCRIPTION
   ---                  -----------

    3.1 Articles of Incorporation, as amended, of the Company, incorporated by reference from Exhibit 3.1 to Form SB-2 Registration Statement (File No. 33-69302C)

    3.2 Bylaws of the Company incorporated by reference from Exhibit 3.2 to Form SB-2

    10.1 Equipment Lease dated November 2, 1993 between the Company and Minnesota Brewing Limited Partnership, incorporated by reference from Exhibit 10.1 to Form 10-KSB filed by the Company for the fiscal year ended December 31, 1993

    10.2 Facilities Lease dated November 2, 1993 between the Company and Minnesota Brewing Limited Partnership, incorporated by reference from Exhibit 10.2 to Form 10-KSB filed by the Company for the fiscal year ended December 31, 1993

    10.3 Contract Brewing Agreement dated September 30, 1992 between the Company and The Friesland Beer Company, Inc., incorporated by reference from Exhibit 10.7 to Form SB-2

    10.4 Production Agreement dated October 21, 1992 between the Company and William & Scott, Inc., incorporated by reference from Exhibit 10.8 to Form SB-2

    10.5 Contract Packer Agreement dated July 24, 1993 between the Company and Winterbrook Corporation d/b/a/ The Winterbrook Beverage Group, incorporated by reference from Exhibit 10.9 to Form SB-2

    10.5.1 Letter agreement dated March 18, 1996 between the Company and Winterbrook Beverage Group regarding payment and shipment of finished goods incorporated by reference to Exhibit 10.5.1 of 1995 Form 10-K

    10.6* Minnesota Brewing Company 1993 Stock Option Plan, incorporated by reference from Exhibit 10.10 to Form SB-2

    10.7 Licensing and Production Agreement dated February 1997 between the Company and William & Scott, Inc.

    23       Consent of McGladrey & Pullen

    27       Financial Data Schedule



                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 25, 1997           MINNESOTA BREWING COMPANY



                                 By  /s/ Richard A. McMahon
                                 --------------------------
                                 Richard A. McMahon
                                 President, Chief Executive Officer and Director


         In accordance with the Exchange Act, this report has been signed below by the following persons, on behalf of the registrant and in the capacities indicated, on the date set forth above.

                               (Power of Attorney)

         Each person whose signature appears below constitutes and appoints RICHARD A. MCMAHON and DENNIS A. BARRETT as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting along, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

         Signature                                    Title
         ---------                                    -----


 /s/ Bruce E. Hendry                          Chairman of the Board
 -------------------
Bruce E. Hendry


 /s/ Richard A. McMahon                       President, Chief Executive
 -------------------                          Officer and Director
Richard A. McMahon


 /s/ Dennis P. Barrett                        Vice President of Finance,
 -------------------                          Treasurer and Director
Dennis P. Barrett


 /s/ Subramanian Krishnan                     Director
 -------------------
Subramanian Krishnan


 /s/ Steven C. Leuthold                       Director
 -------------------
Steven C. Leuthold


 /s/ John C. Brzezinski                       Director
 -------------------
John C. Brzezinski


 /s/ Richard A. Perrine                       Director
 -------------------
Richard A. Perrine

                                                                     SCHEDULE II

MINNESOTA BREWING COMPANY

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


                                                        Balance at          Charged to                           Balance at
                                                        Beginning           Cost and                               End of
Description                                             of Period           Expenses        Deductions             Period
---------------------------------------------------------------------------------------------------------------------------
Deducted in the balance sheet from the assets to
 which it applies:
     Allowance for doubtful accounts:
         Year ended December 31, 1996                   $  34,000          $  601,000     $  150,000 (4)       $   485,000
         Year ended December 31, 1995                      66,000              25,000         57,000 (1)            34,000
         Year ended December 31, 1994                      13,000              55,000          2,000 (1)            66,000
     Accumulated amortization of intangibles:
         Year ended December 31, 1996                     163,000              96,000              -               259,000
         Year ended December 31, 1995                      79,000              84,000              -               163,000
         Year ended December 31, 1994                      33,000              46,000              -                79,000
     Deferred tax asset valuation allowance:
         Year ended December 31, 1996                     414,000             677,000 (2)          -             1,091,000
         Year ended December 31, 1995                     429,000             (15,000)(2)          -               414,000
         Year ended December 31, 1994                     917,000            (488,000)(2)          -               429,000
     Inventory valuation reserve:
         Year ended December 31, 1996                     160,000             233,000       (160,000)(3)           233,000
         Year ended December 31, 1995                           -             160,000              -               160,000


(1)      Uncollectible accounts written off, net of recoveries.

(2) Represents change in valuation allowance, not all of which is recognized in the statement of operations.

(3) Represents a transfer from inventory reserve to allowance for doubtful accounts.

(4) Represents $310,000 of uncollectible accounts written off, net of recoveries, less $160,000 of inventory reserve transferred to allowance for doubtful accounts.