Form 10-Q
period 1997-03-31
MINNESOTA BREWING CO
filed 1997-05-14
CIK 913159

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

XXX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
         MARCH 31, 1997

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______ .

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO _____

As of May 1, 1997 the Company had 3,389,211 shares of Common Stock, no par value per share, outstanding.


                            MINNESOTA BREWING COMPANY
                                     INDEX
                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION

          Item 1.    Financial Statements

                     Condensed Balance Sheets as of
                     March 31, 1997 and December 31, 1996..................3, 4

                     Statements of Operations for the three
                     month periods ended March 31, 1997 and
                     March 31, 1996...........................................5

                     Statements of Cash Flow for the three
                     month periods ended March 31, 1997
                     and March 31, 1996.......................................6

                     Notes to Financial Statements............................7

          Item 2.    Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations...............................................8

PART II.  OTHER INFORMATION..................................................12

Signatures...................................................................13




                            MINNESOTA BREWING COMPANY

                            CONDENSED BALANCE SHEETS
                                                                    March 31,          December 31
                                                                      1997                1996
                                                                   (unaudited)           (Note)
                                                                   -----------         -----------
ASSETS
Current Assets:
         Cash and cash equivalents                                 $   568,007         $   386,325
         Trade accounts receivable, less allowance
           for doubtful accounts of $465,000 at
           March 31, 1997 and $485,000 at
           December 31, 1996                                         1,193,520           1,034,921

         Vendor rebates and other receivables                           15,126              91,084
         Inventories:
           Raw materials                                               219,047             174,757
           Work-in-progress                                            611,535             448,663
           Finished goods                                            1,804,847           1,373,193
           Packaging                                                 2,034,333           2,117,881
           Other                                                       381,469             418,038
                                                                   -----------         -----------
                  Total Inventories                                  5,051,231           4,532,532
         Other current Assets                                          335,372             221,599
                                                                   -----------         -----------
                  Total Current Assets                               7,163,256           6,266,461
                                                                   -----------         -----------

Property and Equipment                                               5,558,642           5,473,986
         Less allowance for depreciation                             1,859,337           1,711,388
                                                                   -----------         -----------
           Net property and equipment                                3,699,305           3,762,598
                                                                   -----------         -----------

Other Assets
         Trademarks, net of accumulated
           amortization of $47,000 at
           March 31, 1997 and $40,000 at December 31, 1996             223,465             221,273

         Deferred income taxes                                         143,000             143,000
         Other, net of accumulated amortization of
           $242,000 at March 31, 1997 and
           $219,000 at December 31, 1996                               364,959             381,896
                                                                   -----------         -----------
                  Total Other Assets                                   731,424             746,169
                                                                   -----------         -----------
                                                                   $11,593,985         $10,775,228
                                                                   ===========         ===========


Note: The Balance Sheet at December 31, 1996 has been derived from the audited financial statements at that date.

See Notes to Financial Statements





                                                                                        March 31,           December 31,
                                                                                          1997                 1996
                                                                                       (unaudited)             (Note)
                                                                                       ------------          ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
         Current portion of capital lease obligation                                   $    228,975          $    228,975
         Noninterest-bearing advances from
           related party                                                                    162,113                20,051
         Trade accounts payable                                                           1,869,351               902,413
         Accrued expenses                                                                   702,425               772,369
         Deferred federal excise tax credit                                                 280,758                  --
                                                                                       ------------          ------------

                  Total Current Liabilities                                               3,243,622             1,923,808
                                                                                       ------------          ------------

Capitalized lease obligations, less current maturities                                    1,697,857             1,753,454
                                                                                       ------------          ------------

Shareholders' Equity:
         Common stock; $.01 par value; 10,000,000 shares authorized, 3,389,211 issued and outstanding at March 31, 1997 and 3,389,211 at
           December 31, 1996                                                                 33,892                33,892
         Additional paid-in capital                                                      10,435,668            10,435,668
         Accumulated deficit                                                             (3,817,054)           (3,371,594)
                                                                                       ------------          ------------

                  TOTAL SHAREHOLDERS' EQUITY                                              6,652,506             7,097,966
                                                                                       ------------          ------------

                                                                                       $ 11,593,985          $ 10,775,228
                                                                                       ============          ============

Note:    The Balance Sheet at December 31, 1996 has been derived from the audited financial statements at that date.

See Notes to Financial Statements





                            MINNESOTA BREWING COMPANY

                       STATEMENT OF OPERATIONS (UNAUDITED)
                  FOR THE PERIODS ENDED MARCH 31, 1997 AND 1996

                                               THREE MONTHS ENDED MARCH 31
                                                1997                 1996
                                            -----------          -----------


Sales                                       $ 4,178,200          $ 5,772,038

     Less excise taxes                          535,684              672,554
                                            -----------          -----------

         Net sales                            3,642,516            5,099,484

Cost of goods sold                            3,512,977            4,979,650
                                            -----------          -----------

     Gross profit                               129,539              119,834
                                            -----------          -----------

Operating expenses:
     Advertising                                210,807              218,084
     Sales and marketing                        143,017              167,398
     Administrative                             189,890              176,985
                                            -----------          -----------
       Total operating expenses                 543,714              562,467
                                            -----------          -----------

         Operating income (loss)               (414,175)            (442,633)
                                            -----------          -----------

Other income (expense):
     Interest income                              6,767               13,908
     Interest expense                           (38,052)             (42,185)
                                            -----------          -----------

     Net income (loss)                         (445,460)            (470,910)
                                            ===========          ===========

Net income (loss) per common share          ($      .13)         ($      .14)

Weighted average shares outstanding           3,389,211            3,355,277


See Notes to Financial Statements




                            MINNESOTA BREWING COMPANY

                       STATEMENTS OF CASH FLOW (UNAUDITED)
                  FOR THE PERIODS ENDED MARCH 31, 1997 AND 1996

                                                             THREE MONTHS ENDED MARCH 31
                                                              1997                 1996
                                                           -----------          -----------
OPERATING ACTIVITIES
Net income (loss)                                          ($  445,460)         ($  470,910)
     Adjustments to Reconcile Net Income (Loss)
         to net cash used in operating activities:
                  Depreciation and Amortization                177,949              159,457
     Changes in assets and liabilities:
         (Increase) decrease in trade accounts
                  receivable                                  (158,599)            (364,879)
         (Increase) decrease in other receivables               75,958             (544,151)
         (Increase) decrease in inventories                   (518,699)            (331,005)
         (Increase) decrease in prepaid expenses
                  and other assets                            (119,836)             (74,151)
         Increase (decrease) in accounts payable
                  and accrued expenses                         896,994              580,614
         Increase in deferred excise tax credit                280,758              404,362
                                                           -----------          -----------
                  Net cash provided by (used in)
                    operating activities                       189,065              447,639
                                                           -----------          -----------

INVESTING ACTIVITIES
     Purchases of property and equipment                       (84,656)             (86,431)
     Purchases of Treasury Bills                                  --               (999,630)
     Purchase of intangible assets                              (9,192)              (9,629)
     Sale of Treasury Bills                                       --              1,500,000
                                                           -----------          -----------
                  Net cash provided by (used in)
                  investing activities                         (93,848)            (404,310)
                                                           -----------          -----------

FINANCING ACTIVITIES
     Exercise of stock options                                    --                 18,000
     Net borrowings (repayments) on related
         party obligations                                     142,062              (42,293)
     Principal payments under capital lease
         obligations                                           (55,597)             (51,463)
                                                           -----------          -----------
                  Net cash provided by (used in)
                       financing activities                     86,465                8,830
                                                           -----------          -----------

NET INCREASE (DECREASE) IN CASH                                181,682             (860,779)

CASH AT BEGINNING OF YEAR                                      386,325                  -0-
                                                           -----------          -----------
CASH AT END OF PERIOD                                      $   568,007          $   860,779
                                                           ===========          ===========

See Notes to Financial Statements





                            MINNESOTA BREWING COMPANY

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)


(1)      Financial Statements

         The balance sheet as of March 31, 1997, the statements of operations for the three month periods ended March 31, 1997 and 1996 and the statements of cash flows for the three month periods ended March 31, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position at March 31, 1997, and results of operations and cash flows have been included. Results of operations for the interim period are not necessarily indicative of the results that may be expected for the full fiscal year.




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

RESULTS OF OPERATIONS

         The Company's net sales for the three month period ended March 31, 1997 were 28.6% less than the net sales for the three months ended March 31, 1996. The decrease in net sales was principally attributable to a decrease in export sales while contract sales also experienced a decrease in a quarter to quarter comparison and to a lesser extent sales of proprietary products had a similar decrease.

         Barrelage sales for the first three months of 1997 were 26.8% less than in the first quarter of 1996. Barrelage sales of proprietary products were down 15.8% reflecting softer industry beer sales in the first quarter of 1997 compared to 1996. Grain Belt Premium and Minnesota Brew had increases on a quarter to quarter comparison while Pigs Eye and Landmark experienced decreases. The first quarter is the Company's lightest quarter for beer sales and the Company expects sales in succeeding quarters to surpass last year's levels with the inclusion of the new Brewers Cave products and a full summer's sales of Yellow Belly. Contract barrelage sales were down 21.6% primarily due to a 30.4% decrease in contract water sales production. With the Company's new Mount Simon water product and the projected increases from existing and new contract customers, the Company anticipates that contract sales in 1997 will exceed 1996 sales levels on a year to year basis. Export barrelage sales were off 50.2% principally because of the absence of a South American order in 1997 and the timing of certain other orders. The Company expects export sales to surpass 1996 levels by the end of the second quarter of 1997.

Operating Data (in barrels sold):


                                        Three Months Ended
                                                 March 31
                                        1997             1996
                                        ----             ----

Proprietary                             28,766           34,184
Contract                                29,315           37,389
Export                                  12,223           24,539
                                        ------           ------

                           Totals       70,304           96,112
                                        ======           ======

         The Company's gross profit was $9,705 greater in the first quarter of 1997 than in the first quarter of 1996. The Company's gross profit margin increased from 2.4% in 1996 to 3.6% in the first quarter of 1997. The improvement was attributable to a decrease in cost of goods sold that slightly exceeded the decrease in sales.

         Operating expenses were $18,753 less in the first quarter of 1997 than in the first quarter of 1996, but as a percentage of sales they increased from 11.0% in 1996 to 14.9% in 1997 primarily as a result of the lower sales volume in the 1997 period. The decrease in advertising expense was attributable to the timing of lower levels of expenditures in the first quarter of 1997. The Company anticipates that total advertising expense will approximate 1996 levels for the year. Sales and marketing expenses for the first quarter of 1997 were below 1996 levels primarily because of a reduction in commissions payable on certain contract and export sales. Administrative expense increases were primarily associated with increases in professional fees and shareholder relations expenses. The Company continues to operate with a minimal level of administrative expense.

         Interest income was $7,141 less in the first quarter of 1997 versus 1996 because of a reduced level of funds available for investment. Interest expense was $4,133 less in 1997 than in 1996 and was associated with a lower principal balance on the capitalized lease for the plant and equipment.

         The Company experienced a net lost of $445,460 in the first quarter of 1997 compared to a net loss of $470,910 in the first quarter of 1996. The decrease in the loss was related to an improvement in the gross profit and a decrease in operating expenses. The loss was consistent with the seasonality of the business where typically the first quarter is the weakest quarter, the second and third quarters are the strongest quarters and the fourth quarter falls in between.

         No income tax benefit was recorded for the first quarter. The first quarter loss will serve to offset anticipated profits in the second quarter, however. In addition, the Company has approximately $2.8 million in loss carryforwards available to offset future taxable income.

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

LIQUIDITY AND CAPITAL RESOURCES

         Working capital at March 31, 1997 decreased $423,019 to $3.9 million from $4.3 million at December 31, 1996. The decrease is primarily attributable to the loss for the quarter coupled with the investment of funds into additional equipment and intangible assets.

         During the three months ended March 31, 1997 the Company generated net cash from operating activities of $189,065 which was due to depreciation and amortization of $177,949, a decrease in other receivables of $75,958, an increase in accounts payable and accrued expenses of $896,994 and an increase in deferred excise tax credit of $280,758. These amounts were partially offset by the net loss of $445,460 and increases in accounts receivable of $158,599, inventories of $518,699 and prepaid expenses of $119,836.

         The Company used $93,848 of cash in investing activities through the purchase of $84,656 of property and equipment and the purchase of $9,192 of intangible assets.

         The Company provided $86,465 of cash through financing activities via borrowings from a related party of $142,062 which were partially offset by principal payments on the capitalized lease of $55,597.

         The Company believes that it will be able to meet its working capital and capital resource needs for the next year through cash flow from operations plus its existing cash and savings accounts.

         In conjunction with the Company's initial public offering in November of 1993, the Company's existing operating leases were converted to capitalized leases and the obligations were reflected as property and equipment and long-term debt in the financial statements. The debt is being amortized over 10 years at a 7.75% interest rate. The Company has the option to acquire the property at eight times the trailing twelve months. As indicated in the Company's 1996 annual report, based upon 1996 lease payments, the purchase price would be approximately $5.7 million at December 31, 1996. Should the Company decide to exercise its option it would propose to finance the acquisition with debt or equity financing or some combination thereof. The Company will monitor the exercise price going forward and will select the most beneficial time to exercise the option based upon existing facts and circumstances and the availability of financing.

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

         As of March 31, 1997, the Company had net operating loss carryforwards totaling $1.9 million available without restriction and $1.3 million available to reduce future taxable income, subject to an annual limitation of $575,000. To the extent the Company generates taxable income during the periods in which this net operating loss carryforward is available, the Company's cash requirements for payment of income tax will be reduced.

         In June of 1992, the Company entered into a production contract with William & Scott, Inc. ("WSI") to brew "Rhino Chasers" micro-styled beers. The Company produced 10,188 barrels pursuant to this contract in 1995 and 19,427 barrels in 1996, which were equivalent to 1.7% and 4.5% respectively of the Company's total production in barrels. WSI has been in business over ten years with a product well accepted in the market place and was re-capitalized in 1995 to further advance its market share. During the fourth quarter of 1996, WSI exceeded its payment terms with the Company after such terms had been extended from 30 to 60 days by the Chairman and the President of the Company. WSI then provided the Company with a security interest in its inventory, accounts receivable, equipment and intellectual property with such security interest being subordinate to its bank's security interest.

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

         In March 1997, WSI filed for protection under Chapter 7 of the United States Bankruptcy Act. Accordingly, even though the Company has a substantial financial interest in WSI, the Company has added a $418,000 addition to its allowance for doubtful accounts to fully reserve their account receivable balance as of December 31, 1996. In addition, the Company added $83,000 to its inventory valuation reserve to adjust the Rhino Chaser inventory to its net realizable value at December 31, 1996. The Company is working with WSI's distributors presently receiving orders, shipping product and collecting billings. The amount the Company will ultimately receive under the "Licensing and Production Agreement" is indeterminable at this time.

FORWARD-LOOKING STATEMENTS

         Statements included in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. Among these risks and uncertainties are information included in this Annual Report on Form 10-Q which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology constitutes forward-looking information. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) competition within the brewing industry resulting from the increased number of brewers and available beers, (ii) the Company's ability to continue to achieve and maintain contract brewing arrangements; (iii) the continued success of the Company's proprietary brands, including its reliance upon distributors, and (iv) the Company's continued ability to sell products for export.


                                     PART II
                                OTHER INFORMATION


Item 1.           Legal Proceedings

         As previously reported, a claim in the amount of $196,541.76, plus interest from November 18, 1996 was made by Pete's Brewing Company ("Pete's") against the Company. This claim was alleged by Pete's to have arisen out of a previous Settlement Agreement between the Company and Pete's. On April 23, 1997, the Company and Pete's settled the claim. Under the settlement, the Company agreed to pay Pete's a total of $110,000, of which $40,000 was paid on May 7, 1997, and the remaining $70,000 will be paid over a seven month period with interest on the unpaid balance at eight percent. The Company did not experience any loss as a result of this settlement.

Item 2.           Changes in Securities

                  None

Item 3.           Defaults Upon Senior Securities

                  None

Item 4.           Submission of Matters to a Vote of Security Holders

                  None

Item 5.           Other Information

                  None

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           Exhibit 27.  Financial Data Schedule.

                  (b)      Reports on Form 8-K

                           None




                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            MINNESOTA BREWING COMPANY



Dated:  May 14, 1997        /s/ Dennis P. Barrett
                            ---------------------
                            Dennis P. Barrett
                            Vice President of Finance (Chief Financial Officer)