Form 10-Q
period 1997-06-30
MINNESOTA BREWING CO
filed 1997-08-14
CIK 913159

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

XXX      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
         JUNE 30, 1997
         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO ____

As of June 30, 1997 the Company had 3,389,211 shares of Common Stock, no par value per share, outstanding.

                            MINNESOTA BREWING COMPANY

                                      INDEX

                                                                           Page
                                                                           ----

PART I.      FINANCIAL INFORMATION

             Item 1.      Financial Statements

                          Condensed Balance Sheets as of
                          June 30, 1997 and December 31, 1996...............3,4

                          Statements of Operations for the three and six
                          month periods ended June 30, 1997 and
                          June 30, 1996.......................................5

                          Statements of Cash Flow for the six
                          month periods ended June 30, 1997
                          and June 30, 1996...................................6

                          Notes to Financial Statements.......................7

             Item 2.      Management's Discussion and Analysis of
                          Financial Condition and Results of
                          Operations..........................................8

PART II.     OTHER INFORMATION...............................................12

Signatures...................................................................13

                            MINNESOTA BREWING COMPANY

                            CONDENSED BALANCE SHEETS

                                                                 June 30,       December 31,
                                                                   1997            1996
                                                               -----------      -----------
                                                               (unaudited)        (Note)
ASSETS
Current Assets:
         Cash and cash equivalents                             $   413,230      $   386,325
         Trade accounts receivable, less allowance
           for doubtful accounts of $630,000 at
           June 30, 1997 and $485,000 at
           December 31, 1996                                     1,641,708        1,034,921

         Vendor rebates receivables                                   --             91,084
         Inventories:
           Raw materials                                           142,402          174,757
           Work-in-progress                                        513,748          448,663
           Finished goods                                        1,722,199        1,373,193
           Packaging                                             1,039,548        2,117,881
           Other                                                   505,298          418,038
                                                               -----------      -----------
                  Total Inventories                              3,923,195        4,532,532
         Other current Assets                                      334,058          221,599
                                                               -----------      -----------

                  Total Current Assets                           6,312,191        6,266,461
                                                               -----------      -----------

Property and Equipment                                           5,558,642        5,473,986
         Less accumulated depreciation                           1,957,769        1,711,388
                                                               -----------      -----------
           Net property and equipment                            3,600,873        3,762,598
                                                               -----------      -----------

Other Assets
         Trademarks, net of accumulated
           amortization of $63,000 at
           June 30, 1997 and $40,000 at December 31, 1996          264,524          221,273

         Deferred income taxes                                        --            143,000
         Other, net of accumulated amortization of
           $266,000 at June 30, 1997 and
           $219,000 at December 31, 1996                           387,584          381,896
                                                               -----------      -----------
                  Total Other Assets                               652,108          746,169
                                                               -----------      -----------
                                                               $10,565,172      $10,775,228
                                                               ===========      ===========

Note: The Balance Sheet at December 31, 1996 has been derived from the audited financial statements at that date.

See Notes to Financial Statements

                            MINNESOTA BREWING COMPANY

                                                                June 30,         December 31,
                                                                  1997               1996
                                                              ------------       ------------
                                                              (unaudited)           (Note)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
         Current portion of capital lease obligation          $    228,975       $    228,975
         Noninterest-bearing amounts due to
           related party                                           348,819             20,051
         Trade accounts payable                                  2,576,201            902,413
         Accrued expenses                                        1,061,455            772,369
         Deferred federal excise tax credit                        347,717               --
                                                              ------------       ------------

                  Total Current Liabilities                      4,563,167          1,923,808
                                                              ------------       ------------

Capitalized lease obligations, less current maturities           1,641,177          1,753,454
                                                              ------------       ------------

Shareholders' Equity:
         Common stock; $.01 par value; 10,000,000 shares
           authorized, 3,389,211 issued and outstanding
           at June 30, 1997 and December 31, 1996                   33,892             33,892
         Additional paid-in capital                             10,435,668         10,435,668
         Accumulated deficit                                    (6,108,732)        (3,371,594)
                                                              ------------       ------------

                  TOTAL SHAREHOLDERS' EQUITY                     4,360,828          7,097,966
                                                              ------------       ------------

                                                              $ 10,565,172       $ 10,775,228
                                                              ============       ============

Note: The Balance Sheet at December 31, 1996 has been derived from the audited financial statements at that date.

See Notes to Financial Statements

                            MINNESOTA BREWING COMPANY

                       STATEMENT OF OPERATIONS (UNAUDITED)
                  FOR THE PERIODS ENDED JUNE 30, 1997 AND 1996

                                            THREE MONTHS                     SIX MONTHS
                                            ENDED JUNE 30                   ENDED JUNE 30
                                        1997            1996            1997             1996
                                    -----------     -----------     ------------     ------------
Sales                               $ 7,144,208     $ 8,903,401     $ 11,322,408     $ 14,675,439
Less excise taxes                       694,589         933,636        1,230,273        1,606,190
                                    -----------     -----------     ------------     ------------

        Net sales                     6,449,619       7,969,765       10,092,135       13,069,249

Cost of goods sold                    6,969,225       7,008,036       10,482,202       11,987,686
                                    -----------     -----------     ------------     ------------

     Gross profit (loss)               (519,606)        961,729         (390,067)       1,081,563
                                    -----------     -----------     ------------     ------------

Operating expenses:
     Advertising                        120,468         294,740          331,275          512,824
     Sales and marketing                477,917         178,834          620,934          346,232
     Administrative                     848,049         224,954        1,037,941          401,939
                                    -----------     -----------     ------------     ------------
        Total operating expenses      1,446,434         698,528        1,990,150        1,260,995
                                    -----------     -----------     ------------     ------------

         Operating income (loss)     (1,966,040)        263,201       (2,380,217)        (179,432)
                                    -----------     -----------     ------------     ------------

Other income (expense):
     Interest income                      5,880          13,956           12,647           27,864
     Interest expenses                  (36,968)        (41,182)         (75,020)         (83,367)
     Provision for income taxes        (294,548)         (2,500)        (294,548)          (2,500)
                                    -----------     -----------     ------------     ------------
     Net income (loss)               (2,291,676)        233,475       (2,737,138)        (237,435)
                                    ===========     ===========     ============     ============

Net income (loss)
 per common share                   $      (.68)    $       .07     $       (.81)    $       (.07)

Weighted average shares
     outstanding                      3,389,211       3,368,601        3,389,211        3,359,618


See Notes to Financial Statements

                            MINNESOTA BREWING COMPANY

                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                  FOR THE PERIODS ENDED JUNE 30, 1997 AND 1996

                                                               SIX MONTHS ENDED JUNE 30
                                                                  1997            1996
                                                              -----------     -----------
OPERATING ACTIVITIES
Net Loss                                                      $(2,737,138)    $  (237,435)
     Adjustments to reconcile net loss
         To net cash provided by (used in) operating activities:
         Depreciation and Amortization                            309,380         325,251
         Deferred income taxes                                    293,000            --
         Provision for doubtful accounts receivable               457,000            --
         Provision for obsolete inventory and discontinued
              products                                            972,000            --
         Changes in assets and liabilities:
              Trade accounts receivable                        (1,063,787)     (2,425,960)
              Other receivables                                    91,084         546,033
              Inventories                                        (362,663)       (893,340)
              Prepaid expenses and other assets                  (262,459)        (59,215)
              Accounts payable and accrued expenses             1,962,874       2,163,460
              Deferred excise tax credit                          347,718         362,539
                                                              -----------     -----------
              Net cash provided by (used in)
               operating activities                                 7,009        (218,667)
                                                              -----------     -----------

INVESTING ACTIVITIES
     Purchases of property and equipment                          (84,656)       (168,820)
     Purchase of Treasury Bills                                                (1,493,046)
     Purchase of intangible assets                               (111,939)        (60,211)
     Sales of Treasury Bills                                         --         2,000,000
                                                              -----------     -----------
              Net cash provided by (used in)
              Investing activities                               (196,595)        277,923
                                                              -----------     -----------

FINANCING ACTIVITIES
     Exercise of stock options                                       --           172,949
     Net borrowings on related
         party obligations                                        328,768          72,661
     Principal payments under capital lease
         obligations                                             (112,277)       (103,930)
                                                              -----------     -----------
              Net cash provided by                                216,491         141,680
              financing activities                            -----------     -----------


NET INCREASE IN CASH                                               26,905         200,936

CASH AT BEGINNING OF YEAR                                         386,325            --
                                                              -----------     -----------

CASH AT END OF PERIOD                                         $   413,230     $   200,936
                                                              ===========     ===========

See Notes to Financial Statements

                            MINNESOTA BREWING COMPANY

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)


(1)      Financial Statements

         The balance sheet as of June 30, 1997, the statements of operations for the three and six month periods ended June 30, 1997 and 1996 and the statements of cash flows for the six month periods ended June 30, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (all of which are normal and recurring in nature) necessary to present fairly the Company's financial position at June 30, 1997, and results of operations and cash flows have been included. Results of operations for the interim period are not necessarily indicative of the results that may be expected for the full fiscal year.

(2)      Significant Events

         During the quarter ended June 30, 1997, the Company replaced its top management and revised its business plan and operations to focus more on the promotion and sales of certain of its proprietary products. Subsequently the Company decided to discontinue sales of several of its proprietary products. In addition, new management is placing less emphasis on securing contract brewing arrangements that do not have profitable volume potential. Several of the Company's contract brewing customers have experienced financial difficulties; as a result, collection of amounts due from those customers, as well as the carrying value of inventory purchased by the Company on their behalf, appear to be unrealizable. Accordingly, during the quarter ended June 30, 1997, the Company recorded charges to operations totaling $1,501,000 relating to increased allowances for bad debts and inventory obsolescence, and the write-off of inventory and related costs associated with discontinued products and contracts.

         The negative tax provision of $293,000 for the second quarter of 1997 reflects the reversal of the $293,000 deferred tax asset, as its utilization can not be specifically determined in accordance with Generally Accepted Accounting Principles in light of the Company's recent losses. The Company had originally recorded the deferred tax assset in 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's revenues are derived from the production and sale of its proprietary labels, which include Grain Belt Golden, Grain Belt Premium, Grain Belt Premium Light, Pig's Eye and Yellow Belly malt beverages. In addition the Company produces beverages for a number of companies under a variety of labels.

RESULTS OF OPERATIONS

         The Company's net sales for the three and six month periods ended June 30, 1997 were 19.1% and 22.8% less, respectively, than the net sales for the three and six month periods ended June 30, 1996. The decrease in net sales was principally attributable to decreases in contract sales on a three and six month basis of 59.7% and 50.5%, respectively for 1997 versus 1996. Export sales were approximately the same on a quarter to quarter comparison, while they decreased on a six month comparison basis. Sales of proprietary products increased by 6.8% on a six month comparable basis between 1997 and 1996 but decreased by 1.1% on a three month basis.

         Operating income was reduced in the second quarter of 1997 by a $456,000 provision to the allowance for doubtful accounts. The provision related specifically to several contract customers and the recent deterioration in collection experience related to those customers. The Company provided $972,000 in allowances for inventory realization in June 1997 as a result of a management review of inventory on hand relative to projected needs, which resulted in certain finished goods, labels and related packaging materials being identified as having no or minimal net salvage value. The specified items relate to discontinued products; contracts that have not met minimum levels of projected sales; and those produced for customers who are financially unable to pay for them.

         Barrelage sales for the 1997 second quarter were 22.3% less than in the second quarter of 1996 and 24.1% less for the first six months of 1997 versus 1996. Barrelage sales of proprietary products were up 4.5% in the 1997 three month period compared to the 1996 three month period, but decreased 4.4.% in the 1997 six month period compared to the 1996 period. The change in barrelage sales differs from the change in net sales because of variations in product mix. Grain Belt Premium and Minnesota Brew had increases on a quarter to quarter comparison while Pig's Eye and Landmark experienced decreases. For the first six months of 1997 versus 1996 contract barrelage sales were down 42.4% compared to 1996, primarily due to a substantial decrease in contract water sales production. For the same six month period, export barrelage sales were off 18.8% principally because of the absence of certain foreign orders in 1997.

Operating Data (in barrels sold):   Three Months Ended        Six Months Ended
                                         June 30                   June 30
                                      1997       1996          1997         1996
                                    -------     -------      -------     -------

Proprietary                          45,504      43,534       74,305      77,718
Contract                             29,158      64,130       58,438     101,519
Export                               38,757      38,245       50,980      62,784
                                    -------     -------      -------     -------
     Total                          113,419     145,909      183,723     242,021
                                    =======     =======      =======     =======

     The Company's gross profit was $1,472,000 less during the first six month period when compared to the similar period in 1996 and $1,481,000 less in the second quarter of 1997 versus the second quarter of 1996. The Company's gross profit margin for the second quarter decreased from 12.1% in 1996 to a negative 8.1% in 1997. The decreases are primarily related to the provisions for inventory allowances described above.

     Operating expenses for the three and six month periods of 1997 were $748,000 and $729,000 greater, respectively than for the similar periods in 1996. As a percentage of net sales, three month operating expenses increased from 8.8% in 1996 to 22.4% in 1997 as a result of the lower sales volume in the 1997 period and the unfavorable adjustment to increase the allowance for doubtful accounts. Operating expenses as a percentage of net sales also increased to 19.7% for the first six months of 1997 as compared to 9.6% in 1996. The decrease in advertising expense was attributable to the timing of expenditures in the second quarter of 1997. Administrative expense increases were primarily associated with the provision for the allowance for doubtful accounts.

     Interest income was $8,000 less in the second quarter of 1997 versus 1996 because of a reduced level of funds available for investment. Interest expense in the second quarter was $4,000 less in 1997 than in 1996 and was associated with a lower principal balance on the capitalized lease for the plant and equipment.

     The Company experienced a net loss of $2,292,000 in the second quarter of 1997 compared to a net income of $233,475 in the second quarter of 1996. The loss was related primarily to the provisions to accounts receivable, inventory and tax adjustments discussed herein, and also due to the lower sales volume. For the first six months of 1997 the Company experienced a net loss of $2,737,000 versus a loss of $237,000 for the comparable period in 1996.

     The negative tax provision of $293,000 for the second quarter of 1997 reflects the reversal of the $293,000 deferred tax asset, as its utilization can not be specifically determined in accordance with Generally Accepted Accounting Principles in light of the Company's recent losses. The Company had orginally recorded the deferred tax asset in 1994. In addition to the current year losses, the Company also has approximately $2.8 million in loss carryforwards available from prior years to offset future taxable income.

     During 1996 and through June 1997, the Company operated significantly below its production capacity. Therefore, in order to attain a profitable level of operations, the Company will seek to increase its sales and production volume. Management will pursue opportunities to increase sales volume at profitable margins. During 1996 and the first half of 1997, the Company entered into several new agreements with contract customers. Certain of these new accounts provided an initial burst of sales volume in 1996, which significantly diminished after that. Management believes that the growth of its proprietary labels offers the best opportunity for achieving operating profits in the long term and has begun to focus its efforts on growth of its proprietary products. An emphasis will be placed on the promotion of these proprietary labels and the generation of additional sales in the Company's core geographic market areas.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at June 30, 1997 decreased $2,594,000 to $1.7 million from $4.3 million at December 31, 1996. The decrease is primarily attributable to the loss for the quarter coupled with the negative effect on accounts receivable and inventories resulting from the significant valuation adjustments made to each asset group.

     During the six months ended June 30, 1997 the Company generated net cash from operating activities of $7,000 which was due to non-cash items including depreciation and amortization of $309,000 and deferred taxes of $293,000, a decrease in other receivables of $91,000, a net decrease in inventories of $609,000, an increase in accounts payable and accrued expenses of $1,963,000 and an increase in deferred excise tax credit of $348,000. These amounts were offset by the net loss of $2,737,000, net increase of prepaid expenses of $262,000, and a net increase in accounts receivable of $607,000.

     The Company used $197,000 of cash in investing activities through the purchase of $85,000 of property and equipment and the purchase of $112,000 of intangible assets.

     The Company generated $216,000 of cash through financing activities as a result of borrowings from a related party of $329,000 which were partially offset by principal payments on the capitalized lease of $112,000. The borrowings relate to rental obligations to Minnesota Brewing Limited Partnership (the Partnership"), which have been accrued but not yet paid.

     The Company believes it will be able to meet its working capital and capital resource needs for the next twelve months through cash flow from operations, its existing cash and cash equivalents and short term borrowings. The Company does not currently have a credit facility, but is exploring the possibility of establishing a working capital line of credit to supplement its short-term working capital needs. The Company anticipates that any line of credit would be secured by its current assets.

     In conjunction with the Company's initial public offering in November of 1993, the Company's existing operating leases were converted to capitalized leases and the obligations were reflected as property and equipment and long-term debt in the financial statements. The debt is being amortized over 10 years at a 7.75% interest rate. The Company has the option to acquire the property from the Partnership at eight times the trailing twelve months rent. As indicated in the Company's 1996 annual report, based upon 1996 lease payments, the purchase price would be approximately $5.7 million at December 31, 1996. Should the Company decide to exercise its option it would propose to finance the acquisition with debt or equity financing or some combination thereof. The Company will monitor the exercise price going forward and will select the most beneficial time to exercise the option based upon existing facts and circumstances and the availability of financing.

     The Company's credit terms to its distributors are generally 10 days and substantially all customers, except contract brewing accounts, are on automatic debit to their bank account through electronic funds transfer ("EFT"). This program substantially reduces the credit risk and facilitates the predictability of cash flows. Amounts from contract brewing production are generally due 30 days after shipment and in many cases are secured by letters of credit.

     As a small brewer producing less than 2,000,000 barrels per year, the Company presently receives an $11.00 per barrel credit against federal exercise taxes on the first 60,000 barrels of taxable production. The cash benefit of this $660,000 credit is primarily received in the first and second quarters of the year. For accounting purposes, however, this credit is allocated throughout the year based upon projected taxable sales per quarter.

     The Company is a party to collective bargaining agreements with five union organizations which ran for a three year term and ended June 30, 1997. Contract negotiation with the union organization representatives are ongoing.

     As of June 30, 1997, the Company had net operating loss carryforwards totaling $1.9 million available without restriction and $1.3 million available to reduce future taxable income, subject to an annual limitation of $575,000. To the extent the Company generates taxable income during the periods in which this net operating loss carryforward is available, the Company's cash requirements for payment of income tax will be reduced.

     As previously reported, Williams & Scott, Inc. ("WSI") one of the Company's contract brewing customers filed for protection under Chapter 7 of the United State Bankruptcy Act in March 1997. Pursuant to the terms of the Licensing and Production Agreement entered into in February 1997, the Company has a second security interest on certain of WSI assets, subject to a prior security interest of a bank, and has certain production rights with respect to WSI's Rhino Chaser micro-styled beers. The Company, however, is unable to determine what amount it will be able to realize from the WSI bankruptcy and has fully reserved all accounts receivable with respect to WSI.

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

                           None

Item 3.                    Defaults Upon Senior Securities

                           None

Item 4.                    Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Shareholders was held on May 20, 1997. The Company's nominees for election as directors were Bruce E. Hendry, Richard A. McMahon, Dennis P. Barrett, John C. Brzezinski, Subramanian Krishnan, Stephen C. Leuthold and Richard A. Perrine. Four additional persons, Jack Lee, Gregory Heineman, James Potter and John Rollwagen, were nominated from the floor. The following persons were elected to serve as directors: Bruce E. Hendry, Stephen
C. Leuthold, Richard A. Perrine, Jack Lee, Greg Heineman, James Potter and John Rollwagen.

Nominees received the following votes

Name                     Votes for           Votes withheld
----                     ---------           --------------

Bruce E. Hendry          3,141,027            39,109

Richard A. McMahon       1,254,474           381,005

Dennis P. Barrett        1,254,474           381,005

John C. Brzezinski       1,254,674           380,805

Subramanian Krishnan     1,254,914           380,565

Stephen C. Leuthold      3,085,741            38,350

Richard A. Perrine       3,141,746            38,390

Jack Lee                 1,545,157

Gregory Heineman         1,545,157

John Rollwagen           1,545,157

James Potter             1,545,157

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


     MINNESOTA BREWING COMPANY



Dated: August 14, 1997                          /s/ Michael C. Hime
                                                -------------------------------
                                                Michael C. Hime
                                                Vice President of Finance
                                                (Chief Financial Officer)