Form 10-Q
period 1997-09-30
MINNESOTA BREWING CO
filed 1997-11-14
CIK 913159

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ___________


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


Check whether the registrant (1) filed all reports required to be filed by
Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES_X_ NO___

As of November 1, 1997 the Company had 3,389,211 shares of Common Stock, $ .01 value per share, outstanding.

                            MINNESOTA BREWING COMPANY

                                      INDEX
                                                                            Page
                                                                            ----

PART I.           Financial Statements
                  --------------------

                  Item 1.    Condensed Balance Sheets as of
                             September 30, 1997 and December 31, 1996.........3

                             Statement of Operations for the three and nine month periods ended September 30, 1997 and
                             September 30, 1996...............................5

                             Statement of Cash Flow for the nine
                             month periods ended September 30, 1997
                             and September 30, 1996...........................6

                             Notes to Financial Statements....................7

                  Item 2.    Management's Discussion and Analysis of
                             Financial Condition and Results of
                             Operations.......................................8

PART II.          Other Information..........................................12

Signatures...................................................................13

                            Minnesota Brewing Company

                            Condensed Balance Sheets


                                                                     September 30,      December 31
                                                                         1997              1996
                                                                     ------------      ------------
                                                                     (unaudited)          (note)
Assets

Current Assets:
           Cash                                                      $  1,448,062      $    386,325
           Trade accounts receivable less allowance
              for doubtful accounts of $449,000 at September 30,
              1997 and $485,000 at December 31, 1996                      956,248         1,034,921
           Vendor rebates and other receivables                              --              91,084
           Inventories:
              Raw materials                                               235,025           174,757
              Work-in-progress                                            362,945           448,663
              Finished goods                                            1,230,273         1,373,193
              Packaging                                                   758,878         2,117,881
              Other                                                       689,269           418,038
                                                                     ------------      ------------
                           Total inventories                            3,276,390         4,532,532
           Other current assets                                           448,433           221,599
                                                                     ------------      ------------

                           Total current assets                         6,129,133         6,266,461
                                                                     ------------      ------------

Property and Equipment                                                  5,580,931         5,473,986
           Less allowance for depreciation                             (2,101,338)       (1,711,388)
                                                                     ------------      ------------
              Net property and equipment                                3,479,593         3,762,598
                                                                     ------------      ------------

Other Assets
           Trademarks, net of accumulated
              amortization of $65,000 at September 30, 1997
              and $40,000 at December 31, 1996                            256,690           221,273
           Deferred income taxes                                             --             143,000
           Other, net of accumulated amortization of
              $290,000 at September 30, 1997 and
              $219,000 at December 31, 1996                               386,523           381,896
                                                                     ------------      ------------
                           Total other assets                             643,213           746,169
                                                                     ------------      ------------
                                                                     $ 10,251,939      $ 10,775,228
                                                                     ============      ============


Note:The Balance Sheet at December 31, 1996 has been derived from the audited financial statements at that date.

See Notes to Financial Statements

                            Minnesota Brewing Company


                                                           September 30,      December 31
                                                              1997               1996
                                                           ------------      ------------
                                                           (unaudited)          (note)
Liabilities and Shareholders' Equity

Current Liabilities:
           Current portion of capital lease obligation     $    228,975      $    228,975
           Noninterest-bearing advances from
              related party                                     505,820            20,051
           Trade accounts payable                             2,675,910           902,413
           Accrued liabilities                                1,317,704           772,369
           Deferred federal excise tax credit                   222,651
                                                           ------------      ------------

                           Total current liabilities          4,951,060         1,923,808
                                                           ------------      ------------

Capitalized Lease Obligation, less current maturities         1,584,496         1,753,454
                                                           ------------      ------------

Shareholders' Equity:
           Common Stock; $.01 par value; 10,000,000
              shares authorized 3,389,211 issued and
              outstanding at September 30, 1997 and
              December 31, 1996                                  33,892            33,892
           Additional paid-in capital                        10,435,668        10,435,668
           Accumulated deficit                               (6,753,177)       (3,371,594)
                                                           ------------      ------------

                           Total shareholders' equity         3,716,383         7,097,966
                                                           ------------      ------------

                                                           $ 10,251,939      $ 10,775,228
                                                           ============      ============


Note: The Balance Sheet at December 31, 1996 has been derived from the audited financial statements at that date.

See Notes to Financial Statements

                            Minnesota Brewing Company

                            Statements of Operations
                For the Periods Ended September 30, 1997 and 1996
                                   (Unaudited)


                                          Three Months                          Nine Months
                                       Ended September 30,                  Ended September 30,
                                 ------------------------------      ------------------------------
                                      1997             1996              1997               1996
                                 ------------      ------------      ------------      ------------
Gross sales                      $  5,223,539      $  7,021,983      $ 16,545,947      $ 21,697,422

   Less excise taxes                  704,741           858,620         1,935,014         2,464,810
                                 ------------      ------------      ------------      ------------
     Net sales                      4,518,798         6,163,363        14,610,933        19,232,612

Cost of goods sold                  4,374,246         5,385,460        14,856,448        17,373,146
                                 ------------      ------------      ------------      ------------
   Gross profit (loss)                144,552           777,903          (245,515)        1,859,466
                                 ------------      ------------      ------------      ------------

Operating expenses
   Advertising                        390,815           377,283         1,011,750           890,107
   Sales and marketing                152,664           216,470           483,939           562,702
   Administrative                     187,094           177,278           768,056           579,217
   Bad debt provision                  35,000              --             491,977
                                 ------------      ------------      ------------      ------------

   Total operating expenses           765,573           771,031         2,755,722         2,032,026
                                 ------------      ------------      ------------      ------------

     Operating income (loss)         (621,021)            6,872        (3,001,237)         (172,560)

Interest income                        13,544            23,602            26,190            51,466
Interest expense                      (36,968)          (40,158)         (111,988)         (123,525)
Provision for income taxes               --              22,468          (294,548)           19,968
                                 ------------      ------------      ------------      ------------

   Net income (loss)             $   (644,445)     $     12,784      $ (3,381,583)     $   (224,651)
                                 ============      ============      ============      ============

Net income (loss) per
   Common Share                  $       (.19)     $        .00      $      (1.00)     $       (.07)

Weighted average shares
   outstanding                      3,389,211         3,398,933         3,389,211         3,369,214


   See Notes to Financial Statements

                            Minnesota Brewing Company

                       Statements of Cash Flow (Unaudited)
                For the Periods Ended September 30, 1997 and 1996


                                                              Nine Months Ended September
                                                             ----------------------------
                                                                 1997             1996
                                                             -----------      -----------
OPERATING ACTIVITIES
Net loss                                                     $(3,381,583)     $  (224,651)
         Adjustments to reconcile net loss to net
         cash provided by operating activities:
              Depreciation and Amortization                      485,950          490,833
              Deferred income taxes                              293,000             --
              Provision for obsolete inventory and
                      discontinued products                      972,000             --
         Changes in assets and liabilities:
              (Increase) decrease in trade accounts
              receivable                                          78,673         (124,581)
              Decrease in other receivables                       91,084          833,705
              (Increase) decrease in inventories                 284,142       (1,149,572)
              (Increase) in prepaid expenses and
              other assets                                      (376,834)        (171,443)
              Increase in accounts payable and
              accrued expenses                                 2,318,832          225,466
              Increase in deferred excise tax credit             222,651          173,850
                                                             -----------      -----------

              Net cash provided by operating activities          987,915           53,607
                                                             -----------      -----------

INVESTING ACTIVITIES
         Purchase of property and equipment                     (106,945)        (221,495)
         Purchase of Treasury Bills                                 --         (1,499,616)
         Purchase of intangible assets                          (136,044)        (148,947)
         Proceeds of maturing Treasury Bills                        --          2,000,000
                                                             -----------      -----------
              Net cash provided by (used in)
                     investing activities                       (242,989)         129,942
                                                             -----------      -----------

FINANCING ACTIVITIES
         Exercise of stock options                                  --            172,949
         Net borrowings on related party obligations             485,769           60,935
         Principal payments under capital lease
              obligations                                       (168,958)        (157,420)
                                                             -----------      -----------

               Net cash provided by financing activities         316,811           76,464
                                                             -----------      -----------

NET INCREASE IN CASH                                           1,061,737          260,013

CASH AT BEGINNING OF YEAR                                        386,325             --
                                                             -----------      -----------

CASH AT END OF PERIOD                                        $ 1,448,062      $   260,013
                                                             ===========      ===========


See Notes to Financial Statements

                            Minnesota Brewing Company

                          Notes to Financial Statements

                                   (Unaudited)



(1)      Financial Statements

         The balance sheet as of September 30, 1997, the statements of operations for the three and nine month periods ended September 30, 1997 and 1996, and the statements of cash flow for the nine month periods ended September 30, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position at September 30, 1997, and the results of operations and cash flows for the periods then ended have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

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


Results of Operations

         The Company's net sales for the three and nine months ended September 30, 1997, decreased 26.7% and 24.0% respectively compared with net sales for the three and nine month periods ended September 30, 1996. The decrease in third quarter net sales reflects decreases in contract sales on a three and nine month basis of 36.6% and 46.0%, respectively for 1997 versus 1996. Export sales also decreased by 42.3% and 18.6% on a three and nine month basis respectively. Proprietary net sales also declined by 16.3% and 10.4% on a three and nine month basis for 1997 versus 1996. Sales of Grain Belt products were 7.3% higher for the nine month periods ended September 30, 1997, versus the same period in 1996.

         Barrelage sales for the third quarter of 1997 were 18.5% less then in the third quarter of 1996 and 22.4% less for the first nine months of 1997 versus 1996. Barrelage sales of proprietary products during the third quarter were down 2.4% compared to 1996. Barrelage sales of proprietary products for the first nine months of 1997 were 10.1% below the 1996 periods. Contract barrelage sales were down 62.6% for the third quarter and 52.6% for the nine month period. Export barrelage sales were down 24.4% and 19.8% respectively for the third quarter of 1997 and the first nine months of 1997 when compared to the same periods in 1996. The export sales were lower because of the decline in sales due to reduction in prices for contract products that were liquidated to offset storage costs and a general overall decrease in the export market orders.

Operating Data (in barrels sold)

                           Three Months                  Nine Months
                        Ended September 30,          Ended September 30,
                        1997           1996          1997          1996

Proprietary             40,148        45,682       113,991        123,400
Contracts, other        33,396        43,632        92,473        145,151
Export                   9,932        13,139        60,912         75,923
                       -------       -------       -------        -------

     Totals             83,476       102,453       267,376        344,474
                       =======       =======       =======        =======

     The Company's gross profit was $2,104,981 less during the 1997 nine month period than in the similar period of 1996 and $633,351 less during the third quarter of 1997 than 1996. The Company's gross profit margin decreased in the third quarter from 12.6% to 3.2% in 1997 while year to date the gross margin declined from 9.7% in 1996 to a negative 1.7% in 1997. The decline in gross profit in the third quarter was attributable to the reduction in sales to a level that was not sufficient to absorb overhead costs. In addition the decline in gross profit is attributable to contract prices which were below costs, based on the Company's current production levels. The Company is in the process or renegotiating or terminating unprofitable contract sales agreements.

     Operating expenses were $723,696 greater in the first nine months of 1997 compared to 1996, while as a percentage of sales they increased from 10.6% in 1996 to 18.9% in 1997. During the third quarter of 1997 operating expenses (inclusive of bad debt provision) decreased $5,458 compared to 1996, while as a percentage of sales they increased from 12.5% in 1996 to 16.9% in 1997. The increase, in advertising expenses in both reported periods was attributable to the increased costs of advertising contracted for and lower levels of net sales in 1997 than in 1996. Administrative expenses were greater for the three and nine months of 1997 than the same periods in 1996 primarily because of an increase in professional fees. Sales and marketing expenses were lower for the third quarter of 1997 versus 1996, due to a policy of lowering costs instituted in the third quarter of 1997.

     Interest income was $26,190 for the first nine months of 1997 versus $51,466 in 1996 because of a reduced level of funds available for investment after an increased investment in production equipment in 1996. In the third quarter of 1997 interest income was $10,058 less than the third quarter of 1996 due to reduced funds available for investment.

     Interest expense, which is associated with the capitalized lease for the plant and equipment was $11,537 less for the nine month period of 1997 and $3,190 less for the third quarter of 1997 than that which was incurred for the similar periods of 1996 as principal payments have reduced the amount of outstanding debt.

     For the third quarter of 1997, the Company experienced a net loss of $644,445 versus a net profit of $12,784 for the third quarter of 1996. The decrease of $657,229 in 1997 was primarily attributable to a reduction in sales, the decrease in margins related to liquidation of dated inventory and an increase in the provision for bad debts. The Company experienced a net loss of $3,381,583 versus net loss of $224,651 for the first nine months of 1996. This change principally arose from a decrease in net sales, recapture of tax benefits, provision for obsolete inventory and discontinued products and provisions for bad debts.

     In addition to the current year losses, the Company also has approximately $2.8 million in loss carryforwards available from prior years to offset future taxable income. The loss for the first nine months of 1997 will be available to offset any future profits in the fourth quarter of 1997 or in subsequent years.

     During 1996 and through September 1997, the Company operated significantly below its production capacity. Therefore, in order to attain a profitable level of operations the Company will continue to seek to increase its sales and production volume. Management will pursue opportunities to increase sales volume at profitable margins. During 1996 and the first half of 1997, the Company entered into several new agreements with contract customers. Certain of these new accounts provided an initial burst of sales volume, which subsequently diminished. Management believes that the growth of its proprietary labels offers the best opportunity for achieving operating profits in the long term and has focused its efforts on the growth of its proprietary products. An emphasis has been placed on the promotion of these proprietary labels and the generation of additional sales in the Company's core geographic market areas.

Liquidity and Capital Resources

         Working capital at September 30, 1997 was $1,178,073 representing a decrease of $3,164,580 from $4,342,653 at December 31, 1996. The decrease is attributable to the loss for the period and the investment of funds into additional equipment and intangible assets.

         During the nine month period ended September 30, 1997, the Company generated net cash from operating activities of $987,915, which was due to an decrease in accounts receivable of $78,673, a decrease in inventories of $284,142, an increase in accounts payable and accrued liabilities of $2,318,832, a decrease in other receivables of $91,084 and an increase in deferred excise tax credit of $222,651. These amounts were offset by the net loss of $3,381,583 (reduced by depreciation and amortization of $485,950), and an increase in prepaid expenses and other assets of $376,834.

         The Company used cash of $242,989 in investing activities primarily from the purchase of property and equipment of $106,945 and the purchase of $136,044 of intangible assets.

         Financing activities provided cash of $316,811 primarily from the advancement of funds from a related party of $485,769 and reduced by $168,958 in principal payments under capital lease obligations. The borrowings relate to rental obligations to Minnesota Brewing Limited Partnership (the "Partnership") which have been accrued, but not paid. The Company is past due on these obligations to the Partnership and is in the process of renegotiating the terms of the agreement.

         The Company believes that it will be able to meet its working capital and capital resource needs for the next twelve months through cash flow from operations, its existing cash and short term borrowings. The Company does not currently have a credit facility, but is exploring the possibility of establishing a working line of credit to supplement its short-term working capital needs. The Company anticipates that any line of credit would be secured by its current assets.

         In conjunction with the Company's initial public offering in November of 1993, the Company's existing operating leases were converted to capitalized leases and obligations are now reflected as long-term debt on the financial statements. The debt is being amortized over 10 years at a 7.75% interest rate. The Company has the option to acquire the property at eight times the trailing twelve months rent anytime after December 1, 1996. As indicated in the Company's 1996 annual report, based upon 1996 lease payments, the purchase price would be approximately $5.7 million at December 31, 1996. Should the Company decide to exercise its option at that date or any succeeding date it would propose to finance the acquisition with debt or equity financing or some combination thereof. The Company will monitor the exercise price going forward and will select the most beneficial time to exercise the option based upon existing facts and circumstances.

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

         As a small brewer producing less than 2,000,000 barrels per year, the Company presently receives an $11.00 per barrel credit against federal exercise taxes on the first 60,000 barrels of taxable production. The cash benefit of this $660,000 credit is primarily received in the first quarter of the year. For accounting purposes, however, this credit is allocated throughout the year based upon projected taxable sales per quarter. At September 30, 1997 the Company had recognized $437,349 of this credit and deferred $222,651 of the credit to the fourth quarter. At September 30, 1996 the Company had recognized $486,150 of this credit and deferred $173,850 for recognition to the fourth quarter of 1996.

         The Company is a party to collective bargaining agreements with five union organizations which ran for a three-year term and ended June 30, 1997. Contact negotiation with the union organization representatives are ongoing.

         As of December 31, 1996, the Company had net operating loss carryforwards totaling $2.8 million available to reduce future taxable income, subject to an annual limitation of $575,000. To the extent the Company generates taxable income during the periods in which this net operating loss carryforward is available, the Company's cash requirements for payment of income tax will be reduced.

         As previously reported, William & Scott, Inc. ("WSI") one of the Company's contract brewing customers filed for protection under Chapter 7 of the United States Bankruptcy Act in March 1997. The Company has a second security interest on certain of WSI assets, subject to a prior security interest of a bank, and has certain production rights with respect to WSI's Rhino Chaser micro-styled beers. The Company, however, is unable to determine what amount it will be able to realize from the WSI bankruptcy and has fully reserved all accounts receivable with resect to WSI. Based on information available to date, a sale of the Rhino Chaser labels is pending approval by the Bankruptcy court. If the sale is approved, the Company will not receive any value for its secondary security interest.

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

                                      MINNESOTA BREWING COMPANY
                                              (Registrant)




Dated: November 14, 1997              /s/ Michael C. Hime
                                      Michael C. Hime
                                      Vice President of Finance