Form 10-K405
period 1997-12-31
MINNESOTA BREWING CO
filed 1998-04-20
CIK 913159

SECURITY AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

(MARK ONE)
         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition period from ________ to _______

                         COMMISSION FILE NUMBER: 0-23846

                            MINNESOTA BREWING COMPANY
             ------------------------------------------------------
                 (Name of small business issuer in its charter)

              MINNESOTA                                       41-1702599
 ---------------------------------                       -------------------
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

CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-K IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K FOR ANY AMENDMENT TO THIS FORM 10-K. __X__

ON MARCH 26, 1998, THE COMPANY HAD 3,389,211 SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING.

THE AGGREGATE MARKET VALUE OF THE SHARES OF VOTING STOCK HELD BY NON-AFFILIATES OF THE COMPANY (PERSONS OTHER THAN DIRECTORS AND OFFICERS) COMPUTED AT THE BASIS OF THE LAST REPORTED SALE OF $2.69 PER SHARE ON MARCH 26, 1998 WAS APPROXIMATELY $4,946,685.

DOCUMENTS INCORPORATED BY REFERENCE: THE COMPANY'S PROXY STATEMENT FOR ITS 1998 ANNUAL MEETING OF SHAREHOLDERS IS INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

                                     PART I

ITEM 1.     BUSINESS

OVERVIEW

            The Company operates a full scale brewery in Saint Paul, Minnesota producing its proprietary Grain Belt, Pig's Eye, Landmark, Minnesota Brew, Yellow Belly and Brewers Cave beers and marketing these beers through an independent distribution network. The Company produces beers under the brand names Grain Belt, Grain Belt Premium, Grain Belt Light, Grain Belt Premium Light, GBX Malt Liquor, Pig's Eye Pilsner, Pig's Eye Lean, Pig's Eye Ice, Pig's Eye Red, Pig's Eye Non-alcoholic, Landmark, Minnesota Brew, Yellow Belly, Yellow Belly Margarita, Yellow Belly Iced Tea, Brewers Cave Black Barley, Brewers Cave Amber Wheat and Brewer's Cave Golden Caramel.

            The Company's Grain Belt product line is its best selling product. The brand, which the Company acquired and commenced producing in 1991, is over a hundred years old and is experiencing a resurgence in popularity, in part, because the Company reintroduced Grain Belt Golden and GBX Malt Liquor with a style and taste similar to the product's traditional characteristics when it maintained a significant share of the Minnesota market. Grain Belt Premium was awarded the Gold Medal in the American Lager category at the 1994 Great American Beer Festival. The Company created the Pig's Eye brand in 1992 and since that time the product has become popular in its market. Pig's Eye Ice Beer won the Silver Medal in the American Malt Liquor category at the 1994 Great American Beer Festival. The Company repositioned Landmark from its initial debut in 1991 as a premium beer to a moderately priced beer. The Company created Yellow Belly in 1996 as an alcoholic alternative beverage with a distinct lemon flavoring. and has extended the line with a margarita and a long island tea product The Company also introduced its Brewers Cave hand crafted micro-styled line of beers in 1996, including Black Barley, Amber Wheat and Golden Caramel.

            The Company also produces other beers under contract brewing arrangements and private label contracts. Under its contract brewing arrangements, the Company produces beers for separate brewing companies according to those brewers' formulas while under private label contracts the Company packages its proprietary beers for sale by third parties under a name owned by the third parties.

            In addition, the Company has the ability to produce other beverages and in 1993 began the production and packaging of premium sparkling water for its proprietary labels and another beverage company. The Company also produces under contract premium soft drinks along with other non-alcoholic beverages.

            The Company leases its brewing facilities and related equipment from Minnesota Brewing Limited Partnership (the "Partnership") which owns approximately 45.5 percent of the Company's Common Stock. The Partnership acquired the former Jacob Schmidt Brewery in Saint Paul in October 1991 from G. Heileman Brewing Company ("Heileman") which was in bankruptcy at the time. The Company generated net sales of $24.9 million in 1996 and net sales of $18.1 million in 1997, including the production and sale of sparkling water. The Company's brewery has a potential annual capacity of 2.2 million barrels and produced approximately 461,000 barrels in 1996 and 298,000 barrels in 1997, which were equal to 21.0 percent and 13.5 percent, respectively, of total capacity. The Company believes that the existence of the additional brewing capacity has enabled and will continue to enable the Company to increase its production without substantial additional capital outlays.

            Substantially all of the Company's proprietary beers are sold domestically through approximately 150 independent distributors. During 1997, approximately 53 percent of the Company's proprietary beer sales volume, reached retail channels through its 12 largest distributors. The Company provides local media advertising, primarily in Minnesota, point-of-sale advertising and sales promotion programs to help stimulate sales.

            The quality of the Company's products has been attested to through various beer festivals and taste test mediums but its most significant recognition came from the following awards it has won during its brief history at the Great American Beer Festival(TM) which occurs each fall in Denver,
Colorado:

                Year      Medal Awarded     Product
                ----      -------------     -------

                1992      Silver            Landmark Oktoberfest
                1993      Bronze            McMahons Irish Style Potato Ale
                1994      Silver            Pig's Eye Ice
                1994      Gold              Grain Belt Premium
                1995      Bronze            Pig's Eye Red Amber Ale
                1997      Silver            Pig's Eye - Non Alcoholic

            In addition to these recognitions for its own products, the Company has produced beers that have won awards for its contract customers.

            The Company believes that its success in producing and selling its proprietary beers and its production of high quality beers pursuant to contract brewing arrangements position it well to take advantage of growth opportunities existing in the beverage industry.

COMPETITION AND THE BEER INDUSTRY

            Although there are several hundred companies engaged in the highly competitive brewing industry in the United States, the industry is highly concentrated, with five companies -- Anheuser-Busch Companies, Inc., Miller Brewing Co., Adolph Coors Co., Stroh Brewery Co. and Pabst Brewing Co. -- accounting for 93.0% of 1997 sales. In Minnesota, however, local brands have traditionally had a higher market share than they do nationally. The national and Minnesota market shares of these companies and of the Company were as follows:

                                             Percent of Sales/Barrelage
                                 -----------------------------------------------
                                  National (Sales)(1)   Minnesota (Barrelage)(2)
                                 --------------------   ------------------------
                                   1997        1996       1997            1996
                                 --------    --------   --------        --------

Anheuser-Busch Companies, Inc.    47.4%       45.8%        40.7%           32.6%
Miller Brewing Co.                22.1        22.1         29.3            31.9
Adolph Coors Co.                  10.7        10.1          3.0             3.2
Stroh Brewing Co.                 10.2        11.6         12.0            15.7
Pabst Brewing Co.                  2.6         2.9          3.3             3.5
                                 -----      ------        -----          ------
                                  93.0%       92.5%        88.3%           86.9%

Minnesota Brewing Company(3)       0.1%        0.1%         3.4%            3.8%


(1)         Information from Modern Brewery Age.
(2)         Information from Minnesota Beer Wholesalers Association.
(3)         Includes only the Company's proprietary beers.

            During 1997, approximately 51.4% of the Company's domestic sales of proprietary beers were sold in Minnesota. The Company's beers are distributed and sold in competition with the national brands listed above, as well as other regional and local brands, many of which have either greater financial resources and/or greater name recognition than the Company. Although the methods of competition in the industry vary widely, they include the quality, taste and freshness of the products, packaging, price, advertising, distribution and service to customers.

            Relatively flat sales in the overall beer industry in recent years have resulted in increased competition among beer producers. Some of this flatness has been brought about by legislative, social and demographic changes. Trends in the industry include huge marketing expenditures, discounting of prices and the growth of regional beers.

            During the 1980's, import beers increased their market share and brought much innovation to the domestic industry, such as ice beers, non-alcoholic and dry beers, up-scale micro and brew-pub brands, enhanced package graphics and renewed popularity for long-neck bottles. These changes have resulted in the industry becoming more oriented to product segmentation. On a nationwide basis, a number of the small brewers have experienced substantial growth in the last several years.

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

COMPANY PRODUCTS

            In December 1991, the Company commenced its product sales by introducing Landmark and reintroducing both the Grain Belt and Grain Belt Premium labels which had been acquired from Heileman. The Company followed with the introduction of Pig's Eye Pilsner and Pig's Eye Lean in 1992. The Company introduced Pigs Eye Ice and Pig's Eye Non-alcoholic beer in December 1993 and Pig's Eye Red in February of 1995. Minnesota Brew entered the market in April of 1995. Yellow Belly was brought to the market in April of 1996 and Brewers Cave products were introduced in October of 1996. The Company has new products in various stages of development at the present time.

            A brief description of the Company's various brands follows:

            GRAIN BELT PREMIUM. Grain Belt, the Company's leading product, is a very old established product, originally brewed in Minneapolis with a 100-year history, now brewed by the Company, using similar recipes. Grain Belt Premium has above average alcohol content and richer taste while regular Grain Belt has average alcohol content and a lighter taste. The brands are Grain Belt, Grain Belt Premium, Grain Belt Golden, Grain Belt Light, Grain Belt Premium Light and GBX Malt Liquor.

            GRAIN BELT GOLDEN. A full-bodied pilsner with an above average alcohol content. This product is for the consumer who wants a big taste at a regular price.

            PIG'S EYE. Pig's Eye Pilsner is a medium bodied pilsner with average alcohol content created for a taste and price conscious consumer. The Company also sells Pig's Eye Lean, Pig's Eye Ice, Pig's Eye Red Amber Ale and Pig's Eye NA.

            LANDMARK. A full-bodied lager, Landmark is amber colored and has a slightly higher alcohol content than most American beers. This brand includes Landmark and Landmark Light.

            MINNESOTA BREW. A pilsner style medium bodied beer with average alcohol content using domestic hops and grains and brewed for the budget conscious consumer. The Company also sells this product in Canada under the name Northern Brew.

            YELLOW BELLY. An alcoholic alternative beverage, Yellow Belly is a quality malt beverage with select lemon flavoring that provides a distinctive refreshing taste.

            BREWERS CAVE. A hand crafted micro-style beer crafted in small batches using specialty mixtures of barley, malts and hops to create the distinctive Black Barley, Amber Wheat and Golden Caramel products. The Company also brews Yellow Belly Margarita and Yellow Belly Long Island Ice Teas.

CONTRACT BREWING AND PRODUCTION

            Beginning in the second quarter of 1992, the Company began to produce and package beer on a contract basis for various customers according to their specifications.

            In addition to sales of its proprietary beers and contract brewing, the Company also produces beer for sale under private label agreements. Under these agreements, the Company's beers are given the customers' label for resale by the customer. Private label customers include restaurants, exporters and marketing organizations selling their own brands.

            The Company also began to produce brewed malt liquids under contract production arrangements in 1995. One of the liquids is shipped out prior to fermentation and dried by a customer for use by home brewers. The second liquid is fermented and shipped out for use as a base for "wine cooler" type products. The brewed malt liquids are finished and sold to others by third parties.

            Approximately 21.1% of the Company's 1997 net sales are derived from contract brewing and private label sales.

EXPORT SALES

            The Company also ships some of its beers overseas. (See Note 6 of Notes to Financial Statements for Export Sales Information.) Substantially all export sales are made through brokers and are marketed and sold primarily on the basis of price. Although the Company intends to pursue this market as opportunities present themselves, export sales may vary significantly from year to year. The Company has granted exclusive brands to various brokers for specific foreign countries to enhance the distribution of its products. During 1997, export sales were approximately 15.5% of net sales.

SALES AND MARKETING

            The Company's beverages are sold on an "on sale" basis in restaurants, bars and sports arenas and on an "off sale" basis primarily through liquor stores, convenience stores and supermarkets. The product is marketed and delivered to these retailers by independent beverage distributors. Although the Company generally grants its distributors exclusive rights to sell its proprietary products within a defined territory, most of the Company's distributors carry products of other beer producers. Written agreements with the Company's distributors vary, but are generally perpetual or multi-year agreements and terminable by either party for breach of the contract or upon specified notice periods. If the Company terminates an agreement without cause, however, it must pay the distributor an amount equal to the distributor's net earnings from sales of the Company's products during the most recently completed fiscal year. The Company has written agreements with all of its largest distributors and with all but a few of its smaller distributors.

            During 1997, the Company's three largest distributors accounted for 23.3% of the Company's total sales. The Company believes that as its sales increase, sales by any one distributor will account for a decreasing percentage of total revenues.

            Distributors place product orders directly with the Company. The process of brewing generally takes three to five weeks, after which the products are packaged for sale in returnable bottles, non-returnable bottles, cans or kegs. Finished products are stored in the Company's warehouse until they are picked up by distributors.

                            PRODUCT SHIPPING ACTIVITY

            The following table indicates, for the periods shown, the Company's total sales in barrelage by product line.

                       Proprietary     Contracts and
                          Brands        Private Label      Export       Total
                          ------        -------------      ------       -----

1996
----

First Quarter             34,184            37,389         24,539       96,112
Second Quarter            43,534            64,130         38,245      145,909
Third Quarter             45,682            43,632         13,139      102,453
Fourth Quarter            34,397            41,957          8,491       84,845
                        --------          --------        -------     --------
  Yearly Total           157,797           187,108         84,414      429,319

Percent of Total           36.8%             43.5%          19.7%       100.0%


1997
----

First Quarter             28,80l            29,280         12,223       70,304
Second Quarter            45,042            29,797         38,757      113,596
Third Quarter             40,148            33,396          9,932       83,476
Fourth Quarter            29,708            27,103          7,911       64,722
                        --------          --------       --------     --------
  Yearly total           143,699           119,576         68,823      332.098

Percent of Total           43.3%             36.0%          20.7%       100.0%


            Sales of beer are customarily at their lowest levels in the first and fourth quarters of each year and at their highest levels in the second and third quarters.

PACKAGING AND RAW MATERIALS

            The malted barley, hops and yeast used to produce the Company's beer are readily available from several alternative sources in North America. Because the Company is not dependent on any one supplier for these ingredients, the Company believes a continuous supply of raw materials will be readily available for its brewing operations.

            The Company's products are packaged in bottles, cans or kegs. In 1997, 51% of the Company's total production (in barrels) was packaged in aluminum cans, and 41.7% was packed in returnable and non-returnable glass bottles. The remainder of the beer sold was packaged in quarter-barrel and half-barrel stainless steel kegs.

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

GOVERNMENTAL REGULATION, LICENSING AND ENVIRONMENTAL REGULATION

            The business of the Company is highly regulated by federal, state and local laws. The Company was required to obtain a federal permit from the Bureau of Alcohol, Tobacco and Firearms and a state permit from the Minnesota Department of Public Safety prior to commencement of production and sale of beer. Prior to the commencement of operations, the Company was required to become licensed by the Department of Agriculture, which license is issued following a satisfactory inspection by the Food and Drug Administration. Also prior to beginning operations, the Company was required to obtain approval of its facilities, improvements and sanitary conditions from the Minnesota Department of Health and the City of Saint Paul Building Department, and be issued a discharge permit from the Metropolitan Waste Control Commission. Although the Company believes that it has complied with all applicable laws, no assurance can be made that the Company will be able to remain in compliance. In addition, the Company is subject to regulation by the air and water pollution control divisions of the Minnesota Pollution Control Agency. The Company has obtained all regulatory permits and licenses necessary to operate its brewery and to sell its products in the states where they are currently being distributed. Failure on the part of the Company to comply with federal, state or local regulations could cause the Company's licenses to be revoked and force it to cease operations.

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

            Certain states and local jurisdictions have adopted restrictive packaging laws and regulations for beverages that generally require deposits or advanced disposal fees on packages or restrict certain packaging options. Because the most significant portion of the Company's sales are in Minnesota (which does not have such laws), these laws have not had a significant effect on the Company's sales. The federal government and a number of additional states and local jurisdictions continue to consider similar legislation or regulations, the adoption of which might require the Company to incur significant capital expenditures.

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

MARKETING

            The Company's primary marketing strategy focuses on sales in Minnesota, particularly the Twin Cities of Minneapolis and Saint Paul. The Company has utilized the media in the Twin Cities market by issuing press releases on a timely basis regarding the Company and its products. Press coverage by both the electronic and print media has been considerable and this planned exposure will continue to be a key marketing element of the Company. General marketing plans call for continued use of radio, outdoor billboards and print advertising in Minnesota. The Company also intends to use one or more of these methods in additional markets into which it expands.

            The Company also engages in a number of promotional activities. The Company currently gives tours of its brewery and operates a gift shop for the purchase of promotional items. Point-of-sale advertising in the form of floor display, banners, shelf and cooler labels and neon signs are employed to stimulate sales in liquor stores, bars and restaurants.

            The Company focuses its marketing expenditures in markets where it believes its efforts will be most effective in increasing sales. Current marketing expenditures focus on the redesign of its products packaging or other steps that improve the attractiveness of its products.

RESEARCH AND DEVELOPMENT

            The Company conducts a limited amount of research activities relating to the development of new products and the improvement of existing products. The dollar amounts expended by the Company since inception on such research activities and the number of employees engaged in these activities during such period, however, are not considered to be material in relation to the total business of the Company. The Company spent less than $50,000 on research activities in 1997 and expects to spend less than $50,000 in 1998.

EMPLOYEES

            As of March 26, 1998, the Company has approximately 136 full-time equivalent employees. The Company has 115 employees that work in production, including brewing, bottling, packaging, warehouse, engineering and equipment maintenance, 10 employees in sales and marketing and 11 employees in administration. Of the Company's employees, 103 work pursuant to five separate union contracts, all of which expired on June 30, 1997. Members have agreed to continue working under the previous contracts until new contract agreements have been negotiated. To date, three of the unions have reached an agreement with the Company. The Company believes its employee relationship to be good. In connection with the formation of the Company in 1991, the Company established the Minnesota Brewing Company Employee Stock Ownership Plan ("ESOP"), which covers all the Company's employees other than those covered by two of the union contracts.

POSSIBLE FUTURE PRODUCTION OF ETHANOL

            Ethanol is made primarily from corn and is used as an additive to gasoline. It is marketed in nearly every state. Nationwide, ethanol blends of gasoline are approximately 10% of total gasoline sales.

            The Company has applied and received permits from the State of Minnesota to convert a portion of its facilities into the production of ethanol. It is the Company's intention to pursue the production of ethanol if it determines that it is possible to do so on a commercially reasonable basis. Although the Company believes that it has commitments for financing in an amount sufficient to convert a portion of its facilities to ethanol production, the Company does not intend to convert its facilities until it is able to arrange definitive contracts or otherwise determine that it can operate the project in a commercially reasonable manner. There can be no assurance that the Company will be able to successfully complete the ethanol project.

ITEM 2.     PROPERTY

            The Company's offices and brewery and warehouse facilities are located on approximately 10 acres of property in Saint Paul, Minnesota.

            The prior owner of the facilities, Heileman, acquired the facility in 1972 and invested significant amounts in expanding and modernizing the brewery, which has been a landmark in Saint Paul since the 1850's. Major brewhouse and government cellar renovations were completed in 1984, which increased the brewery's annual production capacity to its present level of approximately 2.2 million barrels per year. In 1980, the brewery drilled a well over 1,000 feet to tap a high quality source of water. The Company believes that the brewery and equipment are in good condition, employing a staff of seventeen technicians to achieve this objective.

The brewery operations and production facility consist of:

            BREWKETTLE: Two kettles, 385 barrels and 410 barrels, to brew each batch, are used in the initial stage of product production and require up to three hours per batch.

            CELLARS: During the process of beer production, the beer progresses through the various beer cellars:

                                                              CAPACITY
TYPE OF CELLAR      PROCESS                                   IN BARRELS     TIME WITHIN CELLAR
--------------      -------                                   ----------     ------------------
Fermentation        Yeast is added; fermenting begins.        65,000         One to two weeks.

Ruh (Resting)       Beer rests and ages.                      60,000         Two to eight weeks,
                                                                             depending upon style.

Pre-Finishing       Yeasts and unwanted proteins are          22,000         Approximately one week.
                    removed; beer is carbonated.

Government          Beer waits for bottling and packaging.    21,000         Several days to a week.


            PACKAGING LINES: The Company has three separate packaging lines with capacity from 1,500 cases of bottles per hour per line to 2,500 cases of cans per hour. The three packaging lines have filler speeds ranging from 600 bottles a minute per line to 1,050 cans per minute. One of the lines is designed to fill 12 oz. and 16 oz. cans, one is designed to fill 12 oz, 22 oz, 32 oz. and 40 oz. returnable bottles and one is designed to fill non-returnable bottles of various sizes.

            KEGGING LINE: The Company's kegging line can fill up to 300 kegs (1/2 and 1/4 barrels) in an hour.

            WAREHOUSE: The Company's total warehousing capacity is 137,400 square feet, with capacity to store up to 850,000 cases in a 123,000 square foot warehouse and a refrigerated keg storage area of 14,400 square feet. The warehousing facility opens to 20 shipping docks, including 17 devoted to truck-loading and three rail loading docks on its rail siding located on the property and served by the Soo Line and the Chicago and Northwestern Railroads.

            OFFICES: The Company's administrative offices consist of approximately 9,800 square feet, including a rathskeller where the Company's products are available for sampling after brewery tours.

            Management believes that the brewing facility and administrative offices are adequate to support production and shipment of the Company's current and future proprietary product lines, contract brewing agreements and private label agreements with unaffiliated third parties. These facilities and a substantial portion of all equipment are leased from the Partnership.

            The Partnership has retained ownership of all of the Company's real property, buildings, water wells, and equipment used in the brewing process. The Partnership leases the real property to the Company at the rate of $25,000 per month under terms of a lease expiring in November 2003. The Partnership also leases a significant portion of all the equipment used in the brewing process to the Company at the rate of $1.00 per barrel of production. This Lease also expires in 2003.

            The lease agreements give the Company the right to purchase the facility and equipment at any time over the term of the lease after November 30, 1995 for eight times trailing 12-month lease payments, which, as of December 31, 1997, amounted to approximately $4.9 million. The agreements also allow the Partnership to acquire additional equipment or replacement equipment needed by the Company and lease it to the Company over the taxable depreciable life of the equipment with an interest rate of two points over the applicable treasury rate.

ITEM 3.     LEGAL PROCEEDINGS

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

            The Company's Common Stock is traded on the Nasdaq SmallCap system under the symbol MBRW. The following table sets forth the high and low closing bid prices for the Company's Common Stock for 1996 and 1997.

                                         LOW            HIGH
                                         ---            ----
1996

First Quarter                         $  4.25        $  6.25
Second Quarter                           4.25           8.75
Third Quarter                            4.25           6.00
Fourth Quarter                           3.00           5.25

1997

First Quarter                         $  3.13        $  5.38
Second Quarter                           2.63           4.25
Third Quarter                            2.50           3.75
Fourth Quarter                           1.38           3.00

These prices indicate interdealer prices without retail markup, markdowns or commissions.

            At April 3, 1998, the Company had 270 holders of record of its Common Stock. In addition, on that date one depository company held approximately 1,627,495 shares as nominees for an undetermined number of additional beneficial holders.

            The Company has not paid any dividends on its Common Stock and does not anticipate paying any in the foreseeable future.

ITEM 6.     SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA

                                                                      Year Ended December 31,
                                              1997             1996             1995             1994              1993
                                          ------------     ------------     ------------     ------------     ------------
STATEMENT OF OPERATIONS DATA:
     Net sales .......................    $ 18,100,532     $ 24,875,349     $ 31,383,508     $ 25,221,588     $ 16,471,396
     Cost of goods sold ..............      18,555,849       23,331,116       28,199,229       21,525,720       14,147,351
                                          ------------     ------------     ------------     ------------     ------------
     Gross profit (loss) .............        (455,317)       1,544,233        3,184,279        3,695,868        2,324,045
                                          ------------     ------------     ------------     ------------     ------------
     Operating expenses:
       Advertising ...................       1,193,348        1,123,996        1,594,267        1,728,073        1,108,605
       Sales and marketing ...........         718,764          747,809          719,659          598,727          461,936
       Administrative ................       1,057,241          855,255          714,050          615,631          517,562
       Provision for doubtful accounts         492,000          601,000           25,000           55,000           13,000
                                          ------------     ------------     ------------     ------------     ------------
           Total operating expenses ..       3,461,353        3,328,060        3,052,976        2,997,431        2,101,103
                                          ------------     ------------     ------------     ------------     ------------
     Operating income (loss) .........      (3,916,670)      (1,783,827)         131,303          698,437          222,942
     Other income (expense), net .....        (100,386)         (78,641)        (105,341)         (93,204)         (71,349)
                                          ------------     ------------     ------------     ------------     ------------
     Net income (loss) before
       income tax benefit ............      (4,017,056)      (1,862,468)          25,962          605,233          151,593
     Income tax (benefit) ............         293,000             --               --           (222,000)            --
                                          ------------     ------------     ------------     ------------     ------------
     Net income (loss) ...............      (4,310,056)    $ (1,862,468)    $     25,962     $    827,233     $    151,593
                                          ============     ============     ============     ============     ============

     Basic and diluted income (loss)
       per common share (1) ..........    $      (1.27)    $      (0.55)    $       0.01     $       0.25     $       0.08

Weighted average common shares
  outstanding (basic) ................       3,389,211        3,374,155        3,351,308        3,330,088        1,923,722

OPERATING DATA (in barrels sold):
     Domestic ........................         143,699          157,797          145,809          140,199          144,730
     Contract ........................         119,576          187,108          348,840          290,187          104,837
     Export ..........................          68,823           84,414          106,983           73,667           45,906
                                          ------------     ------------     ------------     ------------     ------------
     Total ...........................         332,098          429,319          601,632          504,053          295,473
                                          ============     ============     ============     ============     ============


                                                                            December 3l,
                                              1997             1996             1995             1994              1993
                                          ------------     ------------     ------------     ------------     ------------

BALANCE SHEET DATA
     Working capital .................    $  1,044,938     $  4,342,653     $  6,327,913     $  6,788,661     $  6,273,365
     Total assets ....................       8,275,426       10,775,228       12,189,503       13,363,949       11,767,667
     Long-term debt, net .............       2,391,081        1,753,454        1,982,428        2,194,380        2,390,576
     Shareholders' equity ............       2,787,910        7,097,966        8,787,484        8,658,022        7,777,034


(1) The Company adopted FASB Statement No. 128 for the year ended December 31, 1997, and as required restated all per share information for the prior years to conform to the statement. The net income (loss) per share were the same under the basic and diluted methods for calculation in each period presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

            The Company's revenues are derived from the production and sale of its proprietary Grain Belt, Pig's Eye, Landmark, Yellow Belly, and Brewer's Cave beers, its contract production of beers and other beverages for other companies and its production of proprietary beers for sale under different brand names by private label customers.

RESULTS OF OPERATIONS

            The table below sets forth for the periods indicated the percentage of net sales represented by items included in the Company's Statement of
Operations:

                                              YEAR ENDED DECEMBER 31,
                                       1997           1996            1995
                                     --------       --------        --------

Net sales...........................  100.0%         100.0%          100.0%
Cost of goods sold..................   102.5           93.8            89.9
                                      ------         ------          ------
Gross profit (loss).................    (2.5)           6.2            10.1
Advertising.........................     6.6            4.5             5.1
Sales and marketing.................     4.0            3.0             2.3
Administrative......................     5.8            3.4             2.3
Provision for doubtful accounts.....     2.7            2.4             0.1
Operating income (loss).............   (21.6)          (7.2)            0.4
Interest (expense)..................    (0.8)          (0.6)           (0.6)
Income tax expense..................     1.6             --              --
Net income (loss)...................   (23.8)          (7.5)            0.1
                                       ======         ======          =====

            YEAR ENDED DECEMBER 31, 1997 COMPARED TO 1996

            Net sales for 1997 were $18,100,532 a 27.2% decrease from the net sales for 1996 of $24,875,349. Total barrels sold in 1997 were 332,098 a 22.6% decrease compared to 429,319 barrels sold in 1996. Due to product mix and because the Company's contract customers purchase all or part of their own packaging materials, the percentage decrease in barrels can vary from the percentage decrease in net sales.

            Sales of proprietary brands decreased 8.9% from 1996 barrelage of 157,797 to 1997 barrelage sales of 143,699. The decrease in the sales primarily relates to a decline in the sales of Pig's Eye products and was partially offset by the continuing increase in sales of Grain Belt Premium, the Company's leading brand. The Company anticipates that in 1998 sales of its proprietary products will increase, supported by its marketing efforts and bolstered by the increased sales of its products introduced in 1996 (Yellow Belly and Brewer's Cave) and additional new products being brought to the market in 1998.

            Sales from brewing agreements and contract packaging decreased 67,532 barrels from 187,108 in 1996 to 119,576 barrels in 1997 for a 36.1%
decrease. Contract sales decreased due to a decline in water product sales and a change in policy, establishing tighter control over customer credit. The Company is taking steps to replace the lost volume with increased volume from existing accounts and the addition of new contracts that can meet the Company's new credit standards.

              Export sales decreased 18.5% from 84,414 barrels in 1996 to 68,823 barrels in 1997. The Company anticipates that it will experience an increase in export sales during 1998 based upon its existing accounts and current open orders. Because the Company sells its export brands at prices lower than domestic sales, these export sales are a lower percentage of net sales than a percentage of barrelage.

            While net sales decreased 27.2% in 1997 when compared to 1996, costs of goods sold only decreased 20.5%. The smaller percentage decrease in cost of goods sold versus the decrease in net sales was attributable to the fixed level of plant operating overhead which remained relatively stable even though the sales fell short of the Company's expectations. Therefore, the Company experienced a decline in its gross margin from 6.2% in 1996 a loss of 2.5% in 1997 principally from a shortfall in sales. In addition, because of the lower level of sales than anticipated and the existence of slow moving and dated products, the Company added $672,000 to its inventory valuation allowance during 1997 with a corresponding unfavorable adjustment to cost of sales.

            In addition to the inventory valuation adjustment, the decline in gross profit from 1996 to 1997 was attributable to the reduction in sales to a level that was not sufficient to absorb overhead costs. The decline in gross profit was also attributable to contract prices which were below costs, based on the Company's current production levels. The Company is in the process or renegotiating or terminating unprofitable contract and export sales agreements.

            Operating expenses were $133,293 greater in 1997 than in 1996 and as a percentage of net sales they increased from 13.3% in 1996 to 19.1% in 1997. Of this amount, advertising expenses increased $69,352, or 6.2%, from 1996 to 1997 due to the Company's commitments to its new brands. Sales and marketing expenses decreased $29,045, or 3.9% from 1996 to 1997 due to reduced staffing

            General and administrative expenses increased $201,986 from 1996 to 1997, and as a percentage of net sales, they increased from 3.4% in 1996 to 5.8% in 1997. The change was primarily due to the fact that professional fees, shareholder relations costs and severance costs exceeded 1996 levels. The provision for doubtful accounts decreased $109,000 from 1996 to 1997.

            Interest income decreased from $84,000 in 1996 to $46,816 in 1997 reflecting a reduction in available investable funds. The Company's interest expense decreased $15,439 from 1996 to 1997 principally associated with the scheduled reduction in principal of the capitalized lease covering plant and equipment.

            During 1996 and 1997, the Company operated significantly below its production capacity. Therefore, in order to attain a profitable level of operations the Company will continue to seek to increase its sales and production volume. Management continues to pursue opportunities to increase sales volume at profitable margins. Management believes that the growth of its proprietary labels offers the best opportunity for achieving operating profits in the long term and has focused its efforts on the growth of its proprietary products. An emphasis has been placed on the promotion of these proprietary labels and the generation of additional sales in the Company's core geographic market areas. In addition, management anticipates growth in both its contract products and export sales. Management believes these anticipated increases in sales volume during 1998 will help the Company operate at a significantly higher level of capacity in 1998.

            YEAR ENDED DECEMBER 31, 1996 COMPARED TO 1995

            Net sales for 1996 were $24,875,349, a 20.7% decrease over the net sales reported for 1995 of $31,383,508. Total barrels sold in 1996 were 429,319 compared to 601,632 barrels in 1995 resulting in a 28.6% decrease in barrelage sales. Due to product mix and because the Company's contract customers purchase all or part of their own packaging materials, the percentage increase in barrels can vary from the percentage increase in net sales.

            Sales from brewing agreements and contract packaging decreased 161,732 barrels from 348,840 in 1995 to 187,108 in 1996 for a 46.4% decrease.
The decrease was primarily attributable to the loss in 1995 of Pete's Brewing Company's contract business. Pete's Brewing Company was the Company's largest contract customer in 1995. The Pete's Brewing Company contract concluded in the fourth quarter of 1995.

            Export sales decreased 21.1% from 106,983 barrels in 1995 to 84,414 barrels in 1996. The decrease was primarily attributable to the Company's loss of business from a Japanese retailer which discontinued its private label beer program. In 1995 the customer had purchased approximately 37,500 barrels. This decline in the export sales was partially offset in 1996 by the opening of several new accounts in the Pacific Rim area. Because the Company sells its export brands at prices lower than domestic sales, these export sales are a lower percentage of net sales than the corresponding percentage of barrelage.

            Sales of proprietary brands increased 8.2% from 1995 barrelage of 145,809 to 1996 barrelage sales of 157,797. The improvement was attributable to a broader acceptance of Company products following receipt of the Gold Medal for Grain Belt Premium and the Silver Medal for Pig's Eye Ice at the Great American Beer Festival.

            While net sales decreased 20.7% in 1996, cost of goods sold decreased by only 17.3% from $28.2 million to $23.3 million. The increase in cost of goods sold was primarily attributable to increased raw material and production costs and higher overhead which was under absorbed. In addition, cost of goods sold in the year ended December 31, 1996 include a $160,000 charge which represented the Company's current estimate of the valuation reserve necessary, as it relates to 1996, as a result of the March 5, 1997 Winterbrook bankruptcy and $230,000 as it relates to problems with William and Scott, Inc. During 1995 the Company recognized $1,000,000 income from the transition agreement with Pete's Brewing Company in connection with Pete's movement of its production to another brewery. This payment was netted against cost of goods sold and was used by the Company to cover costs incurred in the wind down of the Pete's contract.

            Operating expenses were $275,084 greater in 1996 than 1995. Of this amount, advertising expenses were $470,271 less in 1996 than in 1995 reflecting a restructured advertising campaign for Pig's Eye Beer and a re-focused Grain Belt Premium campaign to capitalize on receipt of the Gold Medal at the Great American Beer Festival. As a percentage of sales, advertising expenses decreased from 5.1% in 1995 to 4.5% in 1996 because of the expansion of contract and export sales, which do not require significant levels of advertising expense. Sales and marketing expenses increased $28,150 from 1995 to 1996 while as a percentage of sales they increased from 2.3% to 3.0% respectively. The increase in expenditures was attributed to an expansion of the sales staff and an increase in sales commissions associated with the expansion of export sales and certain contract agreements. Administrative expenses increased $141,205 from 1995 to 1996, principally from an increase in professional fees and an increase in shareholder relations costs. As a percentage of sales, however, administrative expenses increased from 2.3% in 1995 to 3.4% in 1996. The Provision for doubtful accounts increased $576,000 from 1996 to 1995 as a result of the bankruptcy of a large customer.

            Interest income increased from $73,057 in 1995 to $84,000 in 1996 reflecting an increase in available investable funds as the Company invested a portion of the initial public offering proceeds into production equipment.

            The Company's interest expense decreased $15,757 from 1995 to 1996 principally associated with a reduction in principal of the capitalized lease of the plant and equipment.

LIQUIDITY AND CAPITAL RESOURCES

            Working capital at December 31, 1997 decreased $3.3 million to $1.0 million from $4.3 million at December 31, 1996. The decrease is primarily attributable to decreases in accounts receivable and inventories totaling approximately $2,000,000 and an increase in accounts payable of $1.3 million.

            During the year ended December 31, 1997, the Company generated net cash from operating activities of $859,433. The Company's loss of approximately $4.3 million was partially offset by non cash charges of depreciation, amortization, various allowances, and deferred taxes which totaled approximately $1.3 million. Additionally, working capital components decreased during 1997 providing approximately $3.4 million in cash. Also providing cash was the increase in amounts due to related party for operating expenses of approximately $389,000. The Company does not believe it will be able to generate similar cash flow from changes in certain assets and liabilities in 1998 as achieved in 1997 and in particular through the reduction in trade receivables achieved in 1997 and the increase in trade accounts payable from 1996 to 1997.

            The Company used net cash of $779,774 for investing activities in the purchase of $613,491 of property and equipment and $166,283 in the purchase of intangible assets for branded products.

            In conjunction with the Company's initial public offering in November of 1993, the Company's existing operating leases were converted to capitalized leases and the obligations were reflected as property and equipment and long-term debt in the financial statements. The debt is being amortized over 10 years at a 7.75% interest rate. The Company has the option to acquire the property at eight times the trailing twelve months rent any time after December 1, 1995. As indicated in the Company's 1997 annual report, based upon 1997 lease payments, the purchase price would be approximately $4.9 million at December 31, 1997. Should the Company decide to exercise its option it would propose to finance the acquisition with debt or equity financing or some combination thereof. The Company will monitor the exercise price going forward and will select the most beneficial time to exercise the option based upon existing facts and circumstances and the availability of financing.

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

            The Company is a party to collective bargaining agreements with five union organizations which ran for a three-year term, ended June 30, 1997 as noted in Item 1 - Business, the Company has reached agreement with three of the unions. Contract negotiation with the union organization representatives are ongoing and members have agreed to continue working under the previous contract until a new contract has been negotiated

            The Company incurred losses in 1991 and 1992, its first two years of operations, totaling approximately $2.5 million. These losses were used, in part, to offset 1993, 1994 and 1995 taxable income. The Company has carryforwards which expire as follows:

                 Year of Expiration               Amount
                 ------------------               ------

                        2007                   $1.3 million
                        2011                   $1.5 million
                        2012                   $3.9 million

            To the extent the Company generates taxable income during the periods in which this net operating loss carryforward is available, the Company's cash requirements for payment of income tax will be reduced.

            The Company will require additional funds in 1998 from equity or debt to meet its working capital and capital resource needs. During 1997, the Partnership deferred required lease payments on the production facility and equipment and has agreed to defer past due 1997 payments and 1998 lease payments through at least January 1, 1999 which will provide a portion of the Company's working capital needs. Due to the seasonal nature of its business, the

Company's year end working capital position is not indicative of its needs during its peak selling and production season. The Company does not currently have a credit facility, but is working to establish a line of credit with a bank to supplement its short-term working capital needs. At present, except for the lease of its production facility and certain of its production equipment, the Company's assets are unsecured. The Company anticipates that any line of credit would be secured by certain of its assets. In connection with the $475,000 advance by the Partnership descussed below, the Company agreed to grant the Partnership a security interest in certin of its assets, including its trademarks. If the Company is unable to obtain a working line of credit with a bank, the Company will be required to seek another source of working capital. In that event, the Partnership has agreed to make available to the Company a line of credit of up to $2,500,000 to meet its working capital needs during 1998. This availability is in addition to $475,000 the Partnership advanced the Company subsequent to December 31, 1997 to secure the purchase of a Treasury Bond required by the Bureau of Alcohol Tobacco and Firearms. The Company believes that the Partnership's funding commitment, along with a possible bank line of credit, will be sufficient to meet its working capital needs during 1998, exclusive of financing needed in the event the Company were to decide to pursue production of ethanol as discussed in Item 1 - Business.


YEAR 2000

            Historically, most computer systems (including microprocessors embedded into plant equipment and other machinery) utilized software that processed transactions using two digits to represent the year of the transaction (i.e., 98 represents the year 1998). This software (including software built into embedded microprocessors) requires modification to properly process dates beyond December 31, 1999 (the "Year 2000 Issue").

            The accounting Software used by the Company has been certified by the software developer as being Year 2000 Compliant. All internally developed applications were developed to be Year 2000 Compliant. The Company presently believes that the Year 2000 Issue will not have a material adverse effect on the Company's operations.

            The Company intends to initiate formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' potential failure to remediate their own Year 2000 Issue. However, there can be no guarantee that the systems of other companies, on which the Company's systems rely, will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's system, would not have a material adverse effect on the Company.


FORWARD-LOOKING STATEMENTS

            Statements included in this Annual Report on Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. Among these risks and uncertainties are information included in this Annual Report on Form 10-K which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology constitutes forward-looking information. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) competition within the brewing industry resulting from the increased number of brewers and available beers,
(ii) the Company's ability to continue to achieve and maintain contract brewing arrangements; (iii) the continued success of the Company's proprietary brands, including its reliance upon distributors, and (iv) the Company's continued ability to sell products for export.


RECENTLY ISSUED ACCOUNTING STANDARDS

            In 1997 the FASB issued Statement No. 128, EARNING PER SHARE, which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants, and convertible securities, outstanding that trade in a public market. Basic per-share amounts are computed, generally, by dividing net income or loss, as adjusted for by the weighted-average number of common shares outstanding. Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is anti-dilutive, thereby reducing the loss or increasing the income per common share. The Company initially applied Statement No. 128 for the year ended December 31, 1997, and, as required by the statement, has restated all per-share information for the prior years to conform to the statement.


ITEM 7a.    DISCLOSURE ABOUT MARKET RISK

            None.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The following financial statements of the Company are set forth at the end of the Form 10-K.

                                                                                             Page
                                                                                             ----
            Report of Independent Auditor
            McGladrey & Pullen, LLP.........................................................  F-1

            Balance Sheets as of December 31, 1997 and 1996.................................  F-2

            Statements of Operations for the years ended December 31, 1997, 1996 and 1995...  F-4

            Statements of Shareholders' Equity for
            the years ended December 31, 1997, 1996 and 1995................................  F-5

            Statements of Cash Flows for the years
            ended December 31, 1997, 1996 and 1995..........................................  F-6

            Notes to Financial Statements for the years.....................................  F-7

            Schedule II..................................................................... F-17

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            Information required under this item with respect to the directors is contained in the Section "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held in May 1998 (the "1998 Proxy Statement"), a definitive copy of which will be filed with the Commission within 120 days of the close of the past fiscal year and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

            Information required under this item is contained in the Section entitled "Executive Compensation" in the Company's 1998 Proxy Statement and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            Information required under this item is contained in the Section entitled "Shareholdings of Principal Shareholders and Management" in the Company's 1998 Proxy Statement and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Information required under this item is contained in the Section entitled "Certain Transactions" in the Company's 1998 Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)         DOCUMENTS FILED AS PART OF THIS REPORT

            (1) Financial Statements. The financial statements included in this Form 10-K as listed in Item 8.
            (2)   Financial Statement Schedules.

                  Schedule II  Valuation and Qualifying Accounts ..... Page F-17

(b)         REPORTS ON FORM 8-K
            The Company filed no reports on Form 8-K during the quarter ended December 31, 1997.

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

   3.2      Bylaws of the Company incorporated by reference from Exhibit 3.2 to
                  Form SB-2

  10.1      Equipment Lease dated November 2, 1993 between the Company and
                  Minnesota Brewing Limited Partnership, incorporated by reference from Exhibit 10.1 to Form 10-KSB filed by the Company for the fiscal year ended December 31, 1993

  10.2      Facilities Lease dated November 2, 1993 between the Company and
                  Minnesota Brewing Limited Partnership, incorporated by reference from Exhibit 10.2 to Form 10-KSB filed by the Company for the fiscal year ended December 31, 1993

  10.3      Minnesota Brewing Company 1993 Stock Option Plan, incorporated by reference from Exhibit 10.10 to form SB-2

  23        Consent of McGladrey & Pullen, LLP

  27.1      Financial Data Schedule

                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated April 20, 1998          MINNESOTA BREWING COMPANY



                              By /s/ John J. Lee
                                 -----------------------------------------------
                                 John J. Lee
                                 President, Chief Executive Officer and Director


            In accordance with the Exchange Act, this report has been signed below by the following persons, on behalf of the registrant and in the capacities indicated, on the date set forth above.

                               (Power of Attorney)

            Each person whose signature appears below constitutes and appoints JOHN J. LEE and MICHAEL C. HIME as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting along, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

          Signature                                 Title
          ---------                                 -----


 /s/ Bruce E. Hendry                       Chairman of the Board
-----------------------------
Bruce E. Hendry


 /s/ John J. Lee                           President, Chief Executive
-----------------------------              Officer and Director
John J. Lee


 /s/ Michael C. Hime                       Vice President of Finance,
-----------------------------              Chief Financial Officer
Michael C. Hime


 /s/ James A. Potter                       Director
-----------------------------
James A. Potter


 /s/  Greg C. Heinemann                    Director
-----------------------------
Greg C. Heinemann

 /s/  John R. Rollwagen                       Director
-----------------------------
John R. Rollwagen


/s/ Richard A. Perrine                         Director
-----------------------------
Richard A. Perrine

                          CONTENTS
INDEPENDENT AUDITOR'S REPORT                           F-1


FINANCIAL STATEMENTS



     Balance sheets                                F-2 - 3

     Statements of operations                          F-4

     Statements of shareholders' equity                F-5

     Statements of cash flows                          F-6

     Notes to financial statements                F-7 - 16


SUPPLEMENTARY INFORMATION


     Schedule II-Valuation and qualifying accounts    F-17

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
    and Shareholders
Minnesota Brewing Company
St. Paul, Minnesota

We have audited the accompanying balance sheets of Minnesota Brewing Company as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Minnesota Brewing Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Our audit of the financial statements of Minnesota Brewing Company included
Schedule II, contained herein, for the years ended December 31, 1997, 1996, and 1995. In our opinion, such schedule presents fairly the information required to be set forth therein in conformity with generally accepted accounting principles.


                            McGLADREY & PULLEN, LLP

St. Paul, Minnesota
April 16, 1998

MINNESOTA BREWING COMPANY

BALANCE SHEETS
DECEMBER 31, 1997 AND 1996


ASSETS                                                                     1997         1996
-------------------------------------------------------------------------------------------------
Current Assets
     Cash and cash equivalents                                         $   465,984   $   386,325
     Trade accounts receivable, less allowance for doubtful accounts
         of $306,000 in 1997 and $485,000 in 1996 (Note 6)                 729,699     1,034,921
     Other receivables                                                      29,651        91,084
     Inventories                                                         2,765,118     4,532,532
     Prepaid expenses                                                      150,921        71,599
     Deferred income taxes (Note 7)                                           --         150,000
                                                                       -------------------------
                   Total current assets                                  4,141,373     6,266,461
                                                                       -------------------------

Other Assets
     Trademarks, net of accumulated amortization of $73,000
         in 1997 and $40,000 in 1996                                       221,577       221,273
     Deferred income taxes (Note 7)                                           --         143,000
     Other intangible assets, principally packaging design, net of accumulated amortization of $315,000 in 1997 and
         $219,000 in 1996                                                  291,209       381,896
                                                                       -------------------------
                                                                           512,786       746,169
                                                                       -------------------------

Property and Equipment (Note 3)
     Land and building under capital lease                               1,899,574     1,899,574
     Display fixtures and equipment                                      1,168,706       939,268
     Production equipment, including capitalized lease                   2,722,960     2,426,707
     Office equipment                                                      172,890        85,090
     Leasehold improvements                                                123,347       123,347
                                                                       -------------------------
                                                                         6,087,477     5,473,986

     Less accumulated depreciation and amortization                      2,466,210     1,711,388
                                                                       -------------------------
                                                                         3,621,267     3,762,598
                                                                       -------------------------
                                                                       $ 8,275,426   $10,775,228
                                                                       =========================

                       See Notes to Financial Statements.


LIABILITIES AND SHAREHOLDERS' EQUITY                                 1997            1996
-----------------------------------------------------------------------------------------------
Current Liabilities
     Current maturities of capital lease obligations (Note 3)      $       --      $    228,975
     Amounts due to related party (Note 3)                                 --            20,051
     Trade accounts payable                                           2,197,100         902,413
     Accrued expenses:
         Compensation                                                   602,811         474,305
         Beverage tax                                                   126,073         121,976
         Promotional expenses                                            86,325          92,760
         Other                                                           84,126          83,328
                                                                   ----------------------------
                   Total current liabilities                          3,096,435       1,923,808
                                                                   ----------------------------


Long-term debt (Note3)
Due to related party                                                    263,036            --
Capital Lease Obligation, less current maturities                     2,128,045       1,753,454
                                                                   ----------------------------
                                                                      2,391,081       1,753,454




Commitments and Contingencies (Notes 2, 3, 4, 5, and 8)





Shareholders' Equity (Notes 3, 4, and 5)
     Common stock, $0.01 par value; 10,000,000 shares authorized         33,892          33,892
     Additional paid-in capital                                      10,435,668      10,435,668
     Accumulated deficit                                             (7,681,650)     (3,371,594)
                                                                   ----------------------------
                                                                      2,787,910       7,097,966
                                                                   ----------------------------
                                                                   $  8,275,426    $ 10,775,228
                                                                   ============================


                                          See Notes to Financial Statements

MINNESOTA BREWING COMPANY

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                                                             1997            1996            1995
                                                                         --------------------------------------------
Sales (Note 6)                                                           $ 20,419,205    $ 27,983,345    $ 33,994,179
Less excise taxes                                                           2,318,673       3,107,996       2,610,671
                                                                         --------------------------------------------
                   Net sales                                               18,100,532      24,875,349      31,383,508
                                                                         --------------------------------------------

Cost of goods sold (Note 3)                                                18,555,849      23,331,116      29,199,229
Less transition agreement cost reimbursement (Note 9)                            --              --        (1,000,000)
                                                                         --------------------------------------------
                   Net cost of goods sold                                  18,555,849      23,331,116      28,199,229
                                                                         --------------------------------------------

                   Gross profit (loss)                                       (455,317)      1,544,233       3,184,279
                                                                         --------------------------------------------

Operating expenses:
     Advertising                                                            1,193,348       1,123,996       1,594,267
     Sales and marketing                                                      718,764         747,809         719,659
     General and administrative (Note 3)                                    1,057,241         855,255         714,050
     Provision for doubtful accounts                                          492,000         601,000          25,000
                                                                         --------------------------------------------
                   Total operating expenses                                 3,461,353       3,328,060       3,052,976
                                                                         --------------------------------------------

                   Operating income (loss)                                 (3,916,670)     (1,783,827)        131,303
                                                                         --------------------------------------------

Other income (expense):
     Interest and other income                                                 46,816          84,000          73,057
     Interest expense (Note 3)                                               (147,202)       (162,641)       (178,398)
                                                                         --------------------------------------------
                                                                             (100,386)        (78,641)       (105,341)

                   Income (loss) before income tax expense                 (4,017,056)     (1,862,468)         25,962

Income tax expense (Note 7)                                                   293,000            --              --
                                                                         --------------------------------------------
                   Net income (loss)                                     $ (4,310,056)   $ (1,862,468)   $     25,962
                                                                         ============================================

                   Net income (loss) per common share
                       Basic                                             $      (1.27)   $      (0.55)   $        .01
                                                                         ============================================
                       Diluted                                                  (1.27)          (0.55)           0.01
                                                                         ============================================

                   Weighted average common and common
                       equivalent shares outstanding
                       Basic                                                3,389,211       3,374,155       3,345,803
                                                                         ============================================
                       Diluted                                              3,389,211       3,374,155       3,351,308
                                                                         ============================================

                        See Notes to Financial Statements

MINNESOTA BREWING COMPANY

STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                                      Common Stock        Additional
                                               ---------------------       Paid-In           Accumulated
                                                Shares      Amount         Capital             Deficit          Total
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                     3,328,611   $   33,286   $   10,159,824  $      (1,535,088) $     8,658,022
   Exercise of employee stock options             23,000          230          103,270                  -          103,500
   Net income                                          -            -                -             25,962           25,962
                                               ----------------------------------------------------------------------------
Balance, December 31, 1995                     3,351,611       33,516       10,263,094         (1,509,126)       8,787,484
   Exercise of employee stock options             37,600          376          172,574                  -          172,950
   Net loss                                            -            -                -         (1,862,468)      (1,862,468)
                                               ----------------------------------------------------------------------------
Balance, December 31, 1996                     3,389,211       33,892       10,435,668         (3,371,594)       7,097,966
   Net loss                                            -            -                -         (4,310,056)      (4,310,056)
                                               ----------------------------------------------------------------------------
Balance, December 31, 1997                     3,389,211   $   33,892   $   10,435,668  $      (7,681,650) $     2,787,910
                                               ============================================================================



                       See Notes to Financial Statements.

MINNESOTA BREWING COMPANY

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                                                        1997           1996           1995
                                                                 -----------------------------------------
Cash Flows From Operating Activities
   Net income (loss)                                             $(4,310,056)   $(1,862,468)   $    25,962
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities:
     Depreciation                                                    754,822        616,695        508,980
     Amortization of intangible assets                               129,666         95,344         84,072
     Deferred income taxes                                           293,000           --             --
     Inventory valuation allowance                                   221,743         73,277        160,000
     Allowance for doubtful accounts                                (179,000)       451,000        (32,000)
     Intangible and other asset valuation allowance                  127,000           --             --
     Changes in assets and liabilities:
       Trade accounts receivable                                     484,222       (238,476)     1,366,889
       Other receivables                                              61,433        768,761       (819,848)
       Inventories                                                 1,545,671       (174,464)       166,232
       Prepaid expenses                                              (79,322)       (10,449)       130,754
       Trade accounts payable and accrued expenses                 1,421,653        488,893       (993,075)
       Amounts due to related party                                  388,601         (1,698)      (114,638)
                                                                 -----------------------------------------
          Net cash provided by operating activities                  859,433        206,415        483,328
                                                                 -----------------------------------------

Cash Flows From Investing Activities
   Purchases of property and equipment                              (613,491)      (571,738)    (1,111,098)
   Purchases of held-to-maturity securities                             --       (1,477,025)    (2,445,157)
   Sales of held-to-maturity securities                                 --        2,474,744      3,201,308
   Purchases of intangible and other assets                         (166,283)      (207,069)      (166,783)
                                                                 -----------------------------------------
          Net cash provided by (used in) investing activities       (779,774)       218,912       (521,730)
                                                                 -----------------------------------------

Cash Flows From Financing Activities
   Principal payments under capital lease obligations                   --         (211,952)      (196,195)
   Proceeds from exercise of employee stock options                     --          172,950        103,500
                                                                 -----------------------------------------
          Net cash used in financing activities                         --          (39,002)       (92,695)
                                                                 -----------------------------------------

          Net increase (decrease) in cash and cash equivalents        79,659        386,325       (131,097)

Cash and Cash Equivalents
   Beginning                                                         386,325           --          131,097
                                                                 -----------------------------------------
   Ending                                                        $   465,984    $   386,325    $      --
                                                                 =========================================

Supplemental Disclosures of Cash Flow Information
   Cash payments for interest                                    $      --      $   162,641    $   178,398
                                                                 =========================================





                       See Notes to Financial Statements.

MINNESOTA BREWING COMPANY

NOTES TO FINANCIAL STATEMENTS


NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND CONCENTRATION OF CREDIT RISK: Minnesota Brewing Company operates a brewery in St. Paul, Minnesota. The Company leases its production facilities and the majority of its equipment from Minnesota Brewing Limited Partnership (the Partnership), the Company's largest shareholder. See Note 3 for related-party transactions.

The Company brews and markets beer primarily under the Grain Belt, Pig's Eye, and Brewer's Cave labels. The Company also packages premium water and brews beer and other products for third parties under contract brewing arrangements and private label production agreements. The Company grants credit, normally 10-day terms, to distributors, the majority of whom are located in Minnesota. Credit terms in connection with contract brewing, export and private label arrangements are negotiated on an individual customer basis. See Note 6 for segment data and major customer information.

BASIS OF PRESENTATION AND ACCOUNTING ESTIMATES: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

INVENTORIES: Inventories are valued at the lower of cost (first-in, first-out method) or market. Inventories, net of a valuation reserve of $455,000 and $233,000 in 1997 and 1996, respectively, consist of the following:


                         December 31
                         -----------
                      1997           1996
                      ----           ----
Raw materials       $134,908       $174,757
Work in progress     357,151        448,663
Finished goods       660,635      1,373,193
Packaging          1,243,705      2,117,881
Other                368,719        418,038
                  ----------     ----------
                  $2,765,118     $4,532,532
                  ==========     ==========

MINNESOTA BREWING COMPANY

NOTES TO FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS: The financial statements include the following financial instruments: cash and cash equivalents, trade accounts and other receivables, accounts payable, and amounts due to related party. At December 31, 1997 and 1996, no separate comparison of fair values versus carrying values is presented for the aforementioned financial instruments since their fair values are not significantly different than their balance sheet carrying amounts. The aggregate fair values of the financial instruments would not represent the underlying value of the Company.

REVENUE RECOGNITION: Revenue is recognized at the time the inventory is shipped to or picked up at the Company's warehouse by the independent distributors or, in a few selected situations, upon completion of production under specific contractual arrangements.

DEPRECIATION AND AMORTIZATION: Depreciation, including amortization of capital leases, is computed by the straight-line method over the lesser of the lease terms or the estimated useful lives as follows: 10 to 15 years for the production equipment; 5 years for office equipment; 2 to 5 years for display fixtures and equipment; and 10 years for building and leasehold improvements.

The costs of various trademarks and logos are amortized over their expected useful lives of 5 to 40 years using the straight-line method. The costs of other assets, principally package design costs, are amortized over their expected useful lives of 2 to 10 years using the straight-line method.

The Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at the date. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows) of the long-lived assets. To date, management has determined that no impairment of long-lived assets exists. It is possible that management's estimate could change as a result of changes in market conditions or operating results. The effect of a change, if any, could be material to the financial condition or results of operations.

FEDERAL EXCISE TAX: The Company currently receives an $11 per barrel credit against federal excise taxes on the first 60,000 barrels of taxable production. This credit is realized in the first quarter of the year and for accounting purposes is allocated throughout the year based upon projected taxable sales per quarter.

INCOME TAXES: Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss or tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the amounts of assets and liabilities recorded for income tax and financial reporting purposes. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The income tax expense or benefit is the tax payable or refundable for the year plus or minus the change in deferred tax assets and liabilities during the year.

MINNESOTA BREWING COMPANY

NOTES TO FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME (LOSS) PER SHARE: The FASB has issued Statement No. 128, Earning Per Share, which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants, and convertible securities, outstanding that trade in a public market. Basic per-share amounts are computed, generally, by dividing net income or loss, as adjusted for by the weighted-average number of common shares outstanding. Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is anti-dilutive, thereby reducing the loss or increasing the income per common share.

The Company initially applied statement No. 128 for the year ended December 31, 1997, and, as required by the statement, has restated all per-share information for the prior years to conform to the statement. As described in Note 5, at December 31, 1997 and 1996, the Company had options and warrants outstanding to purchase a total of 192,000 and 216,400 shares of common stock, respectively, at a weighted-average exercise price of approximately $4.63 and $5.19, respectively. However, because the Company incurred losses in 1997 and 1996, the inclusion of those potential common shares in the calculation of diluted loss per share would have an anti-dilutive effect. Therefore, basic and diluted loss per-share amounts are the same in 1997 and 1996. In 1995, the diluted weighted average common shares outstanding included 5,595 incremental shares assuming the conversion of in-the-money stock options.

ADVERTISING EXPENSES: The Company expenses advertising costs when the advertisement occurs.

AUTHORIZED SHARES: The Company's Articles of Incorporation provide for an aggregate of 11,000,000 shares of $0.01 par value stock of which 10,000,000 shares are designated as common stock. The remaining 1,000,000 shares are undesignated at December 31, 1997.

NOTE 2. CORPORATE LIQUIDITY: The Company's plans in 1998 include the continued emphasis on promoting its core proprietary brands. In order to achieve its 1998 plans, the Company will require additional funds from equity or debt to meet its working capital and capital resource needs. During 1997, the Partnership deferred required lease payments on the production facility and equipment and has agreed to defer past due 1997 payments and 1998 lease payments through at least January 1, 1999, which will provide a portion of the Company's working capital needs. Due to the seasonal nature of its business, the Company's year end working capital position is not indicative of its needs during its peak selling and production season. At present, except for the lease of its production facility and certain of its production equipment, the Company's assets are unsecured. The Company anticipates that any line of credit would be secured by certain of its assets. In connection with the $475,000 advance by the Partnership discussed below, the Company agreed to grant the Partnerhip a security interest in certain of its assets, including its trademarks. If the Company is unable to obtain a working line of credit with a bank, the Company will be required to seek another source of working capital. In that event, the Partnership has agreed to make available to the Company a line of credit of up to $2,500,000 to meet its working capital needs during 1998. This availability is in addition to $475,000 the Partnershp advanced the Company subsequent to December 31, 1997 to secure the purchase of a Treasury Bond required by the Bureau of Alcohol Tobacco and Firearms (Note 3). The Company believes that the Partnership's funding commitment, along with a possible bank line of credit will be sufficient to meet its working capital needs during 1998.

MINNESOTA BREWING COMPANY

NOTES TO FINANCIAL STATEMENTS

NOTE 3. RELATED-PARTY TRANSACTIONS

GENERAL: The Minnesota Brewing Limited Partnership owns approximately 45 percent of the Company's common stock. The Chairman of the Board of the Company is also the controlling general partner of the Partnership.

RELATED-PARTY CAPITAL LEASES: The Company leases its land, building, and the vast majority of its production equipment from the Partnership. Prior to November 1993, the Company leased these assets under operating lease agreements. In November 1993, the Company and the Partnership entered into new lease agreements which provide for 10-year terms, and options to purchase the assets based on 8 times the preceding 12 months' lease payments of $25,000 per month for land and building and $1.00 per barrel of production for equipment. Beginning on December 1, 1995, and extending through the terms of the leases, the Company has the right to purchase the assets under lease. At December 31, 1997, the purchase price would be approximately $4,900,000. In addition, the Company is responsible for all insurance and real estate taxes associated with this property.

The lease agreements have been accounted for as capital leases. The amounts capitalized for the land, building, and production equipment were limited to the Partnership's depreciated cost of these assets.

The excess of the periodic lease payments over the amounts necessary to service the capitalized debt is recognized as additional rent expense over the terms of the agreements.

The following table presents the estimated future minimum lease payments under the two agreements and the portion of those payments accounted for as the capital lease obligation. The future minimum lease payments under the equipment lease have been presented using management's estimate of 1998's annual production level.

                                                Operating               Capital
                                                   Lease                 Lease
                                Total           Commitment            Obligation
                                -----           ----------            ----------
Years ending December 31:

1998                         $       --         $       --            $       --
1999                          1,708,977            731,000               977,977
2000                            740,000            365,500               374,500
2001                            740,000            365,500               374,500
2002                            740,000            365,500               374,500
Later years                     615,200            303,039               312,161
                                -------            -------               -------
Total estimated future
  minimum lease payments     $4,544,177         $2,130,539             2,413,638
                             ==========         ==========


Less amount representing
  interest (7.75%)                                                       431,209
           -----                                                      ----------
Present value of future
  minimum payments
  under capital lease
  obligation at
  December 31, 1997                                                    1,982,429
Accrued interst on
  deferred lease payments                                                145,616
                                                                      ----------
                                                                      $2,128,045
                                                                      ==========

MINNESOTA BREWING COMPANY

NOTES TO FINANCIAL STATEMENTS

NOTE 3. RELATED-PARTY TRANSACTIONS (CONTINUED)

Total lease payments due under the aforementioned leases were approximately $618,000, $712,000, and $902,000 for the years ended December 31, 1997, 1996, and 1995, respectively. The total rent expense relating to the operating lease portion of the above leases was approximately $243,000, $337,000, and $527,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

AMOUNTS DUE TO RELATED PARTY: The following table summarizes the Company's outstanding debt (exclusive of the capital lease obligation) to the Partnership:


                                                   Average
                                                   Amount
                                  Balance at     Outstanding        Balance
                                  Beginning        During           at End
                                   of Year        the Year         of Year
                                   -------        --------         -------
Years ended December 31:
  1997                             $20,051        $148,578       $263,036
  1996                              21,749          69,150         20,051

As of December 31, 1997, the Company was in default on its payment to the Partnership under the lease agreements. On April 16, 1998, the Partnership agreed to defer all past due amounts as well as all 1998 payments due under the leases through January 1, 1999. Additionally, the Partnership agreed to defer payment of the interest (prime plus one) on any existing or potential 1998 past-due amounts through January 1, 1999.

Subsequent to year-end, the Partnership loaned additional funds of approximately $475,000 to the Company in order to secure the purchase of a Treasury Bond required by the Bureau of Alcohol Tabcco and Firearms (BATF). The Partnership has also agreed not to demand payment of this note before January 1, 1999. Additionally, the Partnership has agreed to make available to the Company a line of credit of up to $2,500,000 which will not be due until January 1, 1999.

ASSETS RECORDED UNDER RELATED-PARTY LEASES: The following is a summary of the assets recorded under capital leases:


                                   December 31
                                   -----------
                             1997                1996
                             ----                ----
Land and building        $1,899,574          $1,899,574
Production equipment        702,426             702,426
                          ---------           ---------
                          2,602,000           2,602,000


Less accumulated
  amortization            1,084,121             823,932
                         ----------          ----------
                         $1,517,879          $1,778,068
                         ==========          ==========

RELATED-PARTY PAYMENTS: During 1997, the Company paid insurance premiums of approximately $180,000 to an insurance agency whose ownership includes a director of the Company.

MINNESOTA BREWING COMPANY

NOTES TO FINANCIAL STATEMENTS

NOTE 4. EMPLOYEE STOCK OWNERSHIP PLAN
The Company has established an employee stock ownership plan (the Plan) to provide additional retirement benefits to substantially all employees. Under agreements with employees, the Company is committed to make cash payments to the Plan of $0.60 for each hour of paid compensation for eligible employees. Total compensation expense under the Plan was approximately $136,000, $146,000, and $156,000 for the years ended December 31, 1997, 1996, and 1995, respectively. At December 31, 1997 and 1996, there were 146,779 and 138,779 shares, respectively, of Company common stock held by the Plan.

In the event a terminated plan participant desires to sell shares of the Company's stock, or for certain employees who elect to diversify their account balances, the Company may be required to purchase the shares from the participant at fair market value.

NOTE 5. STOCK OPTIONS AND WARRANT

At December 31, 1997, the Company has a employee incentive stock option plan which is described below. Grants under the plan are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under the plan. Had compensation cost for the plan been determined based on the fair values of options granted, reported net income (loss) and net income (loss) per common share on a pro forma basis as compared to reported results would have been as follows:



                                             1997           1996          1995
                                             ----           ----          ----
Net income (loss):
  As reported                           $(4,310,000)    $(1,862,000)   $ 26,000
  Pro forma                              (4,382,000)     (1,888,000)    (21,000)
Basic and diluted net income (loss)
  per common share:
  As reported                           $     (1.27)    $     (0.55)   $   0.01
  Pro forma                                   (1.29)          (0.56)      (0.01)

For purposes of the aforementioned pro forma information, the fair value of each option is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1997, 1996 and 1995, respectively: dividend rate of zero for all years; price volatility of 62.0, 39.0 and 39.4 percent; risk-free interest rate of 6.3, 6.1 and 5.7 percent; and expected lives of approximately 3.0, 2.3 and 3.2 years. The weighted-average fair value per share of options granted in 1997, 1996 and 1995 was $1.30, $1.41 and $1.57, respectively.

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

MINNESOTA BREWING COMPANY

NOTES TO FINANCIAL STATEMENTS

NOTE 5. STOCK OPTIONS AND WARRANT (CONTINUED)

WARRANT: In connection with its initial public offering, the Company issued a warrant to the underwriter to purchase up to 137,750 shares of the Company's common stock at an exercise price of $5.40 per share. The warrant became exercisable in November 1994 and expired in March 1997.

A summary of the stock option and warrant activity through December 31, 1997, is as follows:


                                              Exercise Price
                                   Warrant     Stock Option         Per Share
                                   ------------------------------------------
Balance, December 31, 1994         137,750        91,000         $4.50 - 5.40
     Granted                             -        30,000          5.00 - 5.75
     Exercised                           -       (23,000)                4.50
                                   ------------------------------------------
Balance, December 31, 1995         137,750        98,000         $4.50 - 5.75
     Granted                             -        18,500                 4.75
     Exercised                           -       (37,600)         4.50 - 5.00
                                   ------------------------------------------
Balance, December 31, 1996         137,750        78,900         $4.50 - 5.75
     Granted                             -       125,000                 4.50
     Expired/cancelled            (137,750)      (11,900)         4.50 - 5.40
                                   ------------------------------------------
Balance, December 31, 1997               -       192,000         $4.50 - 5.75
                                  ===========================================

At December 31, 1997, 108,667 options outstanding were exercisable.

A further summary of options outstanding at December 31, 1997, is as follows:

                                                       Remaining
Exercise                 Number                        Contractual
Price                    Outstanding                   Life
-----                    -----------                   -----------
$  4.50                   151,000                      4.1  years
   4.75                    18,500                      3.8  years
   5.00                    10,000                      2.5  years
   5.75                    12,500                      2.5  years
                          -------
                          192,000
                          =======


NOTE 6. SEGMENT DATA, MAJOR CUSTOMERS, AND MAJOR SUPPLIERS

SEGMENT DATA: The Company operates in one business segment, the brewing and marketing of beverages, including beer under both proprietary and contract labels. In addition to domestic distributors, the Company also sells directly to foreign distributors located mainly in the Far East. Total foreign sales (excluding freight charges and excise taxes) amounted to approximately $3,395,000, $4,217,000, and $5,293,000 during the years ended December 31, 1997,
1996, and 1995, respectively. Trade accounts receivable from foreign distributors were approximately $179,000 and $203,000 at December 31, 1997 and 1996.

MINNESOTA BREWING COMPANY

NOTES TO FINANCIAL STATEMENTS

NOTE 6. SEGMENT DATA, MAJOR CUSTOMERS, AND MAJOR SUPPLIERS

MAJOR CUSTOMERS: During 1995, the Company had a major customer which accounted for 45.6% of net sales. There were no sales to this customer for the years ended December 31, 1997 or 1996 (see Note 9).

During 1997, 1996 and 1995, respectively, approximately 53, 70 and 71 percent of the Company's proprietary beer, measured in barrels, reached retail channels, principally in Minnesota, through its 12 largest distributors.

MAJOR SUPPLIERS: The Company purchases a majority of the cans and bottles used in its production from two suppliers. Management believes that alternative sources of supply are available in the event the Company is unable to obtain products from these suppliers.

NOTE 7. INCOME TAXES
The components of the income tax expense  are as follows:


                                        Years Ended December 31
                                        -----------------------
                             1997                1996               1995
                             ----                ----               ----
Current:
     U.S. federal        $         -         $         -         $  75,000
     State                         -                   -            18,000
Benefit of operating loss
  carryforwards                    -                   -           (93,000)
Deferred                     293,000                   -                 -
                         -----------         -----------         ---------
                         $   293,000         $         -         $       -
                         ===========         ===========          ========


Income tax expense differs from the federal statutory rate as follows:

                                        Years Ended December 31
                                        -----------------------
                             1997                1996               1995
                             ----                ----               ----
Tax provision (benefit)
  at federal statutory
  rate                   $(1,508,000)        $  (652,000)        $   9,000
State income tax
  (benefit), net of
  federal tax effect        (169,000)            (56,000)            1,000
Nondeductible expenses         5,000               7,000             9,000
Effect of income taxes at
  lower rates                142,000              18,000            (6,000)
Change in valuation
  allowance for deferred
  tax assets               1,835,000             677,000           (15,000)
Other                        (12,000)              6,000             2,000
                          ----------        -----------         ---------
                          $  293,000        $          -        $        -
                          ==========        ===========         =========

MINNESOTA BREWING COMPANY

NOTES TO FINANCIAL STATEMENTS

NOTE 7. INCOME TAXES (CONTINUED)

Net deferred tax assets consist of the following:


                                                          December 31
                                                          -----------
                                                   1997               1996
                                                   ----               ----
Deferred tax assets:
  Net operating loss carryforwards           $2,562,000       $   1,067,000
  Vacation accrual                              122,000             109,000
  Inventory valuation reserve                   182,000              89,000
  Allowance for doubtful trade and
    other accounts receivable                   116,000             184,000
  Other                                          45,000                   -
Deferred tax liabilities-other                 (101,000)            (65,000)
                                            -----------        ------------
                                              2,926,000           1,384,000
Less valuation allowance                     (2,926,000)         (1,091,000)
                                            -----------        ------------
Net deferred tax assets                     $         -        $    293,000
                                            ===========        ============

The Company has recorded the valuation allowance on its deferred tax assets to reduce the total to an amount that management believes is more likely than not to be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The increase in the valuation allowance during 1997 and 1996 was primarily the result of the net operating loss (NOL) carryforward which was generated during the year. The 1997 increase was also affected as a result of a change in the conclusion regarding the need for a valuation allowance relative to $293,000 of deferred tax assets The reduction in the valuation allowance during 1995 was the result of utilizing NOL carryforwards to reduce current taxable income. The remaining NOL carryfowards expire as follows: $1,300,000 in 2007, $1,500,000 in 2011, and $3,900,000 in 2012.

NOTE 8. COMMITMENTS CONTINGENCIES

PENSION PLANS: The Company belongs to two multi-employer pension plans (Pension Plans) covering certain employees. Total pension plan expense for 1997, 1996, and 1995 was approximately $64,000, $42,000, and $54,000, respectively. The Company makes annual contributions to the Pension Plans in accordance with negotiated labor contracts. The Multi-Employer Pension Plan Amendments Act of 1980 (the Act) may, under certain circumstances, cause the Company to become subject to liabilities in excess of contributions made under collective bargaining agreements. Under the Act, the Company's proportionate share of the Pension Plan's unfunded vested benefits, if any, generally are contingent upon the termination of, withdrawal, or partial withdrawal from the Pension Plans. The Company has not undertaken to terminate, withdraw, or partially withdraw from the Pension Plans.

SAVINGS AND RETIREMENT PLAN: The Company has a savings and retirement plan for eligible employees. The plan was adopted pursuant to Section 401(k) of the Internal Revenue Code. Contributions to the plan are

MINNESOTA BREWING COMPANY

NOTES TO FINANCIAL STATEMENTS

NOTE 8. COMMITMENTS CONTINGENCIES (CONTINUED)

discretionary for both the Company and the employees. The Company may make contributions to this 401(k) plan which match employee contributions, subject to certain limitations. During 1997, 1996, and 1995, the Company made contributions of approximately $35,000, $19,000, and $16,000, respectively, to this plan.

NOTE 9. TRANSITION AGREEMENT WITH PETE'S BREWING COMPANY

During August 1995, the Company's major customer at the time, Pete's Brewing Company, notified the Company that it was ceasing further production of its beer at the Company's facility. The Company and this customer entered into a transition agreement which required the customer to reimburse the Company approximately $1,000,000 to offset costs incurred in connection with and in full resolution of all issues between the parties with respect to the brewing agreement and other matters.

MINNESOTA BREWING COMPANY                                            SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS



                                             Balance at          Changed to                    Balance at
                                             Beginning           Cost and                      End of
Description                                  of Period           Expenses      Deductions      Period
-----------                                  ---------           --------      ----------      ------
Deducted in the balance sheet from
   the assets to which it applies:

Allowance for doubtful accounts:
     Year ended December 31, 1997       $485,000      $492,000        $671,000(4)         $306,000
     Year ended December 31, 1996         34,000       601,000         150,000(3)          485,000
     Year ended December 31, 1995         66,000        25,000          57,000(1)           34,000

Accumulated amortization of
    intangibles:
     Year ended December 31, 1997       259,000        129,000               -             388,000
     Year ended December 31, 1996       163,000         96,000               -             259,000
     Year ended December 31, 1995        79,000         84,000               -             163,000

Deferred tax asset valuation allowance:
     Year ended December 31, 1997     1,091,000      1,835,000               -           2,926,000
     Year ended December 31, 1996       414,000        677,000               -           1,091,000
     Year ended December 31, 1995       429,000        (15,000)              -             414,000

Inventory valuation allowance:
     Year ended December 31, 1997       233,000        672,000         450,000(5)          455,000
     Year ended December 31, 1996       160,000        233,000        (160,000)(2)         233,000
     Year ended December 31, 1995             -        160,000               -             160,000


(1)      Uncollectible accounts written off, net of recoveries.

(2) Represents a transfer from inventory reserve to allowance for doubtful accounts.

(3) Represents $310,000 of uncollectible accounts written off, net of recoveries, less $160,000 of inventory reserve transferred to allowance for doubtful accounts.

(4) Represents $575,000 of uncollectible accounts written off, net of recoveries, plus $96,000 of allowance for doubtful accounts transferred to inventory reserve.

(5) Represents $546,000 of inventory written-off, less a transer from allowance for doubtful accounts to inventory reserve.