Form 10-Q
period 1998-03-31
MINNESOTA BREWING CO
filed 1998-05-15
CIK 913159

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

XXX      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---      ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
         MARCH 31, 1998

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---      ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO ____

As of May 1, 1998 the Company had 3,389,211 shares of Common Stock, no par value per share, outstanding.

                            MINNESOTA BREWING COMPANY

                                      INDEX

                                                                            Page

PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Condensed Balance Sheets as of
                  March 31, 1998 and December 31, 1997.......................3,4

                  Statements of Operations for the three
                  month periods ended March 31, 1998 and
                  March 31, 1997...............................................5

                  Statements of Cash Flow for the three month
                  periods ended March 31, 1998 and
                  March 31, 1997...............................................6

                  Notes to Financial Statements................................7

          Item 2. Management's Discussion and Analysis
                  Financial Condition and Results of Operations................7

PART II.  OTHER INFORMATION...................................................13

SIGNATURES        ............................................................13

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                            MINNESOTA BREWING COMPANY
                            CONDENSED BALANCE SHEETS

                                                          March 31,        December 31,
                                                             1998             1997
                                                         (unaudited)         (note)
                                                         ----------        ----------
ASSETS
Current Assets
        Cash and cash equivalents                        $  130,035        $  465,984
        U.S. Treasury Bill (pledged for BATF Bond)          474,961                --
        Trade accounts receivable, less allowance
            for doubtful accounts of $323,000 at
            March 31, 1998 and $306,000 at
            December 31, 1997                               635,466           759,350

        Inventories:
            Raw Materials                                   117,878           134,908
            Work-in-progress                                492,986           357,151
            Finished goods                                  751,646           660,635
            Packaging                                     1,332,446         1,243,705
            Other                                           363,065           368,719
                                                         ----------        ----------

                           Total Inventories              3,058,021         2,765,118
        Other current assets                                184,320           150,921
                                                         ----------        ----------

                           Total Current Assets           4,482,803         4,141,373
                                                         ----------        ----------

Property and Equipment                                    6,120,056         6,087,477
        Less allowance for depreciation                   2,671,134         2,466,210
                                                         ----------        ----------

        Net property and equipment                        3,448,922         3,621,267
                                                         ----------        ----------

Other Assets
        Trademarks, net of accumulated
            amortization of $83,000 at March 3l,
            1998 and $73,000 at December 31, 1997           238,816           221,577
        Other, net of accumulated amortization
            of $398,000 at March 31, 1998 and
            $315,000 at December 31, 1997                   293,843           291,209
                                                         ----------        ----------

                           Total Other Assets               532,659           512,786
                                                         ----------        ----------
                                                         $8,464,384        $8,275,426
                                                         ==========        ==========

Note: The Balance Sheet at December 31, 1997 has been derived from the audited financial statements at that date.
See Notes to Financial Statements

                            MINNESOTA BREWING COMPANY

                                                                                      March 31,          December 31,
                                                                                       1998                  1997
                                                                                    (unaudited)             (note)
                                                                                    ------------         ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
        Total accounts payable                                                      $  2,257,135            2,197,100
        Accrued expenses                                                                 814,670              899,335
        Deferred federal excise tax credit                                               253,930                 --
        Note Payable to related party                                                    782,488
                                                                                    ------------         ------------

                           Total Current Liabilities                                   4,108,223            3,096,435
                                                                                    ------------         ------------

Long term debt
        Due to related party                                                                  --              263,036

        Capitalized lease obligations, less current
        maturities                                                                     2,164,513            2,128,045
                                                                                    ------------         ------------

                           Total long term debt                                        2,164,513            2,391,081
                                                                                    ------------         ------------

Shareholders' Equity
        Common stock; $.01 par value; 10,000,000 shares authorized 3,389,211 issued and outstanding at March 31, 1998 and
            December 31, 1997                                                             33,892               33,892
        Additional paid-in capital                                                    10,435,668           10,435,668
        Accumulated deficit                                                           (8,277,912)          (7,681,650)
                                                                                    ------------         ------------

                           TOTAL SHAREHOLDERS'
                           EQUITY                                                      2,191,648            2,787,910
                                                                                    ------------         ------------

                                                                                    $  8,464,384         $  8,275,426
                                                                                    ============         ============

Note: The Balance Sheet at December 31, 1997 has been derived from the audited financial statements at that date.

See Notes to Financial Statements

                            MINNESOTA BREWING COMPANY

                      STATEMENTS OF OPERATIONS (UNAUDITED)
                  FOR THE PERIODS ENDED MARCH 31, 1998 AND 1997

                                                      THREE MONTHS ENDED MARCH 31
                                                        1998                1997
                                                    -----------         -----------
Sales                                               $ 3,327,352         $ 4,178,200

      Less excise taxes                                 414,805             535,684
                                                    -----------         -----------

            Net sales                                 2,912,547           3,642,516

Cost of goods sold                                    2,815,567           3,512,977
                                                    -----------         -----------

      Gross profit                                       96,980             129,539
                                                    -----------         -----------

Operating expenses:
      Advertising                                       202,769             210,807
      Sales and marketing                               174,791             143,017
      Administrative                                    244,285             189,890
                                                    -----------         -----------

            Total operating expenses                    621,845             543,714
                                                    -----------         -----------

                     Operating income (loss)           (524,865)           (414,175)
                                                    -----------         -----------

Other income (expenses)
      Interest income                                     4,640               6,767
      Interest and other expense                        (76,037)            (38,052)
                                                    -----------         -----------

      Net income (loss)                                (596,262)           (445,460)

Basic and diluted net loss per share                ($      .18)        ($      .13)
                                                    ===========         ===========

Basic and diluted weighted average
     shares outstanding                               3,389,211           3,389,211


See Notes to Financial Statements

                            MINNESOTA BREWING COMPANY

                       STATEMENTS OF CASH FLOW (UNAUDITED)
                  FOR THE PERIODS ENDED MARCH 31, 1998 AND 1997

                                                           THREE MONTHS ENDED MARCH 31
                                                              1998              1997
                                                           ---------         ---------
OPERATING ACTIVITIES
Net income (loss)
   Adjustments to Reconcile net income (loss)              ($596,262)        ($445,460)
         To net cash used in operating activities;
         Depreciation and Amortization                       297,924           177,949
Changes in assets and liabilities:
   (Increase) decrease in trade accounts
         receivable                                          123,884          (158,599)
   (Increase) decrease in other receivables                      -0-            75,958
   (Increase) decrease in inventories                       (292,903)         (518,699)
   (Increase) decrease in prepaid expenses
         and other assets                                    (33,399)         (119,836)
   Increase (decrease) in accounts payable
         and accrued expenses                                (24,630)          896,994
   Increase in deferred excise tax credit                    253,930           280,758
                                                           ---------         ---------
                     Net cash provided by (used in)
                           operating activities             (271,456)          189,065
                                                           ---------         ---------

INVESTING ACTIVITIES
   Purchase of property and equipment                        (32,579)          (84,656)
   Purchase of intangible assets                            (112,873)           (9,192)
                                                           ---------         ---------
                     Net cash provided by (used in)
                     investing activities                   (145,452)          (93,848)
                                                           ---------         ---------

FINANCING ACTIVITIES
   Net borrowings (repayments) on related
         party obligations                                    80,959           142,062
   Principal payments under capital lease
         Obligations                                             -0-           (55,597)
                                                           ---------         ---------
                     Net cash provided by (used in)
                           financing activities               80,959            86,465
                                                           ---------         ---------

NET INCREASE (DECREASE) IN CASH                             (335,949)          181,682

CASH AT BEGINNING OF YEAR                                    465,984           386,325
                                                           ---------         ---------

CASH AT END OF PERIOD                                      $ 130,035         $ 568,007
                                                           =========         =========

Supplemental Disclosure of non cash investing
     and financing activities:
     U.S. Treasury Bill financed with note
          payable to related party                           474,961                 0
                                                           =========         =========

See Notes to Financial Statements

                            MINNESOTA BREWING COMPANY

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

Item 1. Financial Statements

            The balance sheet as of March 31, 1998, the statements of operations for the three month periods ended March 31, 1998 and 1997 and the statements of cash flows for the three month periods ended March 31,1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position at March 31, 1998, and results of operations and cash flows have been included. Results of operations for the interim period are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1997, filed by the Company with the Securities and Exchange Commission.

Item 2. Management Discussion and Analysis of Financial Conditions and Results of Operations


            The Company's revenues are derived from the production and sale of its proprietary Grain Belt, Pig's Eye, Landmark, Yellow Belly, and Brewers Cave beers, its contract production of beers and other beverages for other companies and its production of proprietary beers for sale under different brand names by private label customers.

RESULTS OF OPERATIONS

            The Company's net sales for the three month period ended March 31, 1998 were 20.0% less than the net sales for the three months ended March 31, 1997. The decrease in net sales was principally attributable to a decrease in export sales.

            Barrelage sales for the first three months of 1998 were 10.1% less than in the first quarter of 1997. Barrelage sales of proprietary products were down 11.6% reflecting softer industry beer sales in the first quarter of 1998 compared to 1997. Grain Belt Premium increased on a quarter to quarter comparison while Pig's Eye and Landmark experienced decreases. The first quarter is the Company's lightest quarter for beer sales and the Company expects sales in succeeding quarters to surpass last year's levels with the inclusion of the new Yellow Belly products. Contract barrelage sales were up 12.3% primarily due to the increased sale of bulk mash. The Company anticipates that contract sales in 1998 will exceed 1997 sales levels on a year to year basis. Export barrelage sales were off 50.2% principally because of the significant number of customers in the Far East have not yet placed their projected orders. It is anticipated that these customers will place such orders. The Company expects export sales to be at the 1997 level by the end of 1998.

Operating Data (in barrels sold):


                                THREE MONTHS ENDED MARCH 31
                                    1998          1997
                               ------------- -------------

Proprietary                        25,431        28,766
Contract                           31,935        29,315
Export                              5,869        12,223
                               ------------- -------------

            Totals                 63,235        70,304
                               ============= =============

            The Company's gross profit was $32,559 less in the first quarter of 1998 than in the first quarter of 1997. The Company's gross profit margin decreased from 3.5% in 1997 to 3.3% in the first quarter of 1998. The decline was attributable to an increase in cost of goods sold due to lower net sales which led to under absorption of overhead costs.

            Operating expenses were $78,131 greater in the first quarter of 1998 than in the first quarter of 1997. As a percentage of sales they increased from 14.9% in 1997 to 21.3% in 1998 primarily as a result of the lower sales volume in the 1998 period. The decrease in advertising expense was attributable to the timing of lower levels of expenditures in the first quarter of 1998. The Company anticipates that total advertising expense will approximate 1997 levels for the year. Sales and marketing expenses for the first quarter of 1998 were above 1997 levels primarily because of an increase in sales personnel and the related expenses. Administrative expense increases were primarily associated with increases in professional fees. The Company continues to operate with a minimal level of administrative expense.

            Interest income was $2,127 less in the first quarter of 1998 versus 1997 because of a reduced level of funds available for investment. Interest expense was $20,316 greater in 1998 than in 1997 primarily due to the amounts owed on the capitalized lease for the plant and equipment and related deferred payment arrangements.

            The Company experienced a net loss of $596,261 in the first quarter of 1998 compared to a net loss of $455,460 in the first quarter of 1997. The increase in the loss was related to an under absorption of overhead costs related to the decline in sales. The loss was consistent with the seasonality of the business where typically the first quarter is the weakest quarter, the second and third quarters are the strongest and the fourth quarter falls in between.

            No tax benefit was recorded for the first quarter. The first quarter loss will serve to offset anticipated profits in the second quarter, however. In addition, the Company has approximately $6.7 million in loss carryforwards available to offset future taxable income.

            During 1997 and through March 1998, the Company operated significantly below its production capacity. Therefore, in order to attain a profitable level of operations the Company will continue to seek to increase its sales and production volume. Management will pursue opportunities to increase sales volume at profitable margins. Management believes that the growth of its proprietary labels offers the best opportunity for achieving operating profits in the long term and has focused its efforts on the growth of its proprietary products. An emphasis has been placed on the promotion of these proprietary labels and the generation of additional sales in the Company's core geographic market areas.

LIQUIDITY AND CAPITAL RESOURCES

            Working capital at March 31, 1998 decreased $670,358 to $374,580 from $1.0 million at December 31, 1997. The decrease is primarily attributable to the loss for the quarter coupled with the investment of funds into additional equipment and intangible assets.

            During the three months ended March 31, 1998 the Company used net cash for operating activities of $271,456 which was due to the net loss of $596,262, a decrease of accounts payable and accrued expenses of $24,630, an increase in inventories of $292,903 and decrease in prepaid expenses and other assets of $33,399. These amounts were partially offset by depreciation and amortization of $297,924, a decrease in trade accounts receivable of $123,884 and an increase in deferred excise tax credit of $253,930.

            The Company used $145,452 of cash in investing activities through the purchase of $32,579 of property and equipment and the purchase of $112,873 of intangible assets.

            The Company generated $80,959 of cash through financing activities via borrowings from a related party.

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

            The Company is a party to collective bargaining agreements with five unions, all of which expire on March 31, 1999. The Company believes its employee relationship to be good.

            As of March 31, 1998, the Company had net operating loss carryforwards totaling $6.7 million available. To the extent the Company generates taxable income during the periods in which this net operating loss carryfoward is available, the Company's cash requirements for payment of income tax will be reduced.

            The Company's plans in 1998 include the continued emphasis on promoting its core proprietary brands. In order to achieve its 1998 plans, the Company will require additional funds from equity or debt to meet its working capital and capital resource needs. During 1997, the Minnesota Brewing Limited Partnership ("Partnership"), a related party, deferred required lease payments on the production facility and equipment and has agreed to defer past due 1997 payments and 1998 lease payments through at least January 1, 1999, which will provide a portion of the Company's working capital needs. Due to the seasonal nature of its business, the Company's 1997 year end and March 31, 1998 working capital position is not indicative of its needs during its peak selling and production season. The Company does not currently have a credit facility, but is working to establish a line of credit with a bank to supplement its short-term working capital needs. The Company anticipates that any line of credit would be secured by certain of its assets. At present, except for leases of its production facility and certain of its production equipment with the Partnership, the Company's assets are unsecured. In connection with the $475,000 advance by the Partnership discussed below, the Company agreed to grant the Partnership a security interest in certain of its assets, including its trademarks. If the Company is unable to obtain a working line of credit with a bank, the Company will be required to seek another source of working capital. In that event, the Partnership has agreed to make available to the Company a line of credit of up to $2,500,000 to meet its working capital needs during 1998. This availability is in addition to $475,000 the Partnership advanced the Company in March 1998 to secure the purchase of a Treasury Bond required by the Bureau of Alcohol Tobacco and Firearms. The Company believes that the Partnership's funding commitment, along with a possible bank line of credit and funds from operations will be sufficient to meet its working capital and capital resource needs during 1998.

            The Company has applied and received permits from the State of Minnesota to convert a portion of its facilities into the production of ethanol. It is the Company's intention to pursue the production of ethanol if it determines that it is possible to do so on a commercially reasonable basis.


FORWARD-LOOKING STATEMENTS

            Statements included in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. Among these risks and uncertainties and information included in this Quarterly Report on Form 10-Q which can be identified by the use of forward-looking terminology such as "may," "will," "Expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology constitutes forward-looking information. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expresses in any forward-looking statement: 9i) competition within the brewing industry resulting from the increased number of brewers and available beers, (ii) the Company's ability to continue to achieve and maintain contract brewing arrangements; (iii) the continued success of the Company's proprietary brands, including its reliance upon distributors, and (iv) the Company's continued ability to sell products for export.

PART II
OTHER INFORMATION

Item 1.  Legal proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults upon senior securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit 1. Agreement dated, February 27, 1998, between Minnesota Brewing Limited Partnership and the Company.

                  Exhibit 27. Financial Data Schedule.

         (b)      Reports on Form 8-K

                  None


                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            MINNESOTA BREWING COMPANY

Dated: May 15, 1998            /s/ Michael C. Hime

                               Michael C. Hime
Vice President of Finance (Chief Financial Officer)