Form 10-Q
period 1998-06-30
MINNESOTA BREWING CO
filed 1998-08-14
CIK 913159

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
        JUNE 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
        ____________.


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

As of July 31, 1998 the Company had 3,462,711 shares of Common Stock, no par value per share, outstanding.

                            MINNESOTA BREWING COMPANY

                                      INDEX

                                                                            Page

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                     Condensed Balance Sheets as of
                     June 30, 1998 and December 31, 1997....................3, 4

                     Statements of Operations for the three and six
                     month periods ended June 30, 1998 and
                     June 30, 1997.............................................5

                     Statements of Cash Flow for the six
                     month periods ended June 30, 1998
                     and June 30, 1997.........................................6

                     Notes to Financial Statements.............................8

         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations................................................9

PART II. OTHER INFORMATION....................................................13

Signatures....................................................................15

                            MINNESOTA BREWING COMPANY

                            CONDENSED BALANCE SHEETS

                                                                June 30,       December 31
                                                                  1998            1997
                                                               ----------      ----------
                                                               (unaudited)       (Note)
ASSETS
Current Assets:
         Cash and cash equivalents                             $  116,774      $  465,984
         U.S Treasury Bill (Pledged for BATF Bond)                474,961              --
         Trade accounts receivable, less allowance
           for doubtful accounts of $485,000 at
           June 30, 1998 and
           December 31, 1997                                      972,741         759,350

         Inventories:
           Raw materials                                          130,028         134,908
           Work-in-progress                                       499,443         357,151
           Finished goods                                         874,491         660,635
           Packaging                                              973,685       1,243,705
           Other                                                  369,496         368,719
                                                               ----------      ----------
                  Total Inventories                             2,847,143       2,765,118
         Other current Assets                                      84,621         150,921
                                                               ----------      ----------

                  Total Current Assets                          4,496,240       4,141,373
                                                               ----------      ----------

Property and Equipment                                          6,332,793       6,087,477
         Less accumulated depreciation                          2,740,435       2,466,210
                                                               ----------      ----------
           Net property and equipment                           3,592,358       3,621,267
                                                               ----------      ----------

Other Assets
         Trademarks, net of accumulated
           amortization of $86,000 at
           June 30, 1998 and $73,000 at December 31, 1997         236,169         221,577
         Other, net of accumulated amortization of
           $343,000 at June 30, 1998 and
           $315,000 at December 31, 1997                          438,495         291,209
                                                               ----------      ----------
                  Total Other Assets                              674,664         512,786
                                                               ----------      ----------
                                                               $8,763,262      $8,275,426
                                                               ==========      ==========

Note: The Balance Sheet at December 31, 1997 has been derived from the audited financial statements at that date.

See Notes to Financial Statements

                            MINNESOTA BREWING COMPANY

                                                                June 30,         December 31,
                                                                  1998               1997
                                                              ------------       ------------
                                                               (unaudited)          (note)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
         Trade accounts payable                               $  1,931,858       $  2,197,100
         Accrued expenses                                          412,693            899,335
         Deferred federal excise tax credit                        397,490                 --
         Note payable to related party                           2,271,725                 --
                                                              ------------       ------------

                  Total Current Liabilities                      5,013,766          3,096,435

Long term debt
         Capitalized lease obligations, less current
         maturities                                              1,391,975          2,128,045
         Due to related party                                           --            263,036
                                                              ------------       ------------

                  Total long term debt                           1,391,975          2,391,081
                                                              ------------       ------------

Shareholders' Equity:
         Common stock; $.01 par value; 10,000,000 shares
           authorized 3,462,711 and 3,389,211 issued and
           outstanding at June 30, 1998 and
           December 31, 1997, respectively                          34,627             33,892
         Additional paid-in capital                             10,592,217         10,435,668
         Accumulated deficit                                    (8,269,323)        (7,681,650)
                                                              ------------       ------------

                  TOTAL SHAREHOLDERS' EQUITY                     2,357,521          2,787,910
                                                              ------------       ------------

                                                              $  8,763,262       $  8,275,426
                                                              ============       ============

Note: The Balance Sheet at December 31, 1997 has been derived from the audited financial statements at that date.

See Notes to Financial Statements

                            MINNESOTA BREWING COMPANY

                       STATEMENT OF OPERATIONS (UNAUDITED)
                  FOR THE PERIODS ENDED JUNE 30, 1998 AND 1997


                                               THREE MONTHS                           SIX MONTHS
                                               ENDED JUNE 30                         ENDED JUNE 30
                                          1998               1997               1998               1997
                                      ------------       ------------       ------------       ------------
Sales                                 $  4,739,034       $  7,144,208       $  8,066,386       $ 11,322,408


Less excise taxes                          387,211            694,589            802,015          1,230,273
                                      ------------       ------------       ------------       ------------

        Net sales                        4,351,823          6,449,619          7,264,371         10,092,135

Cost of goods sold                       3,754,524          6,969,225          6,570,091         10,482,202
                                      ------------       ------------       ------------       ------------

     Gross profit                          597,299           (519,606)           694,280           (390,067)
                                      ------------       ------------       ------------       ------------

Operating expenses:
     Advertising                           131,880            120,468            378,128            331,275
     Sales and marketing                   203,338            477,917            246,519            620,934
     Administrative                        234,305            848,049            566,720          1,037,941
                                      ------------       ------------       ------------       ------------
        Total operating expenses           569,523          1,446,343          1,191,367          1,990,150
                                      ------------       ------------       ------------       ------------

         Operating income (loss)            27,776         (1,966,040)          (497,087)        (2,380,217)
                                      ------------       ------------       ------------       ------------

Other income (expense):
     Interest income                         3,029              5,880              7,669             12,647
     Interest and other expenses           (22,216)           (36,968)           (98,255)           (75,020)
     Provision for Income Taxes                 --           (294,548)                --           (294,548)
                                      ------------       ------------       ------------       ------------
     Net income (loss)                       8,589         (2,291,676)          (587,673)        (2,737,138)
                                      ============       ============       ============       ============

Basic and diluted
Net income (loss)
 per common share                     $        .00       $       (.68)      $       (.17)      $       (.81)

Basic and duluted
Weighted average shares
     outstanding                         3,389,211          3,389,211          3,389,211          3,389,211


See Notes to Financial Statements

                            MINNESOTA BREWING COMPANY

                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                  FOR THE PERIODS ENDED JUNE 30, 1998 AND 1997

                                                                   SIX MONTHS ENDED JUNE 30
                                                                    1998              1997
                                                                -----------       -----------
OPERATING ACTIVITIES
Net Income (Loss)                                               $  (587,673)      $(2,737,138)
     Adjustments to reconcile net loss
         to net cash used in operating activities:
         Depreciation and Amortization                              314,076           309,380
         Deferred income taxes                                           --           293,000
         Provision for doubtful accounts receivable                      --           457,000
         Provision for obsolete inventory and discontinued
              products                                              (68,000)           972,000
         Changes in assets and liabilities:
              Trade accounts receivable                            (213,391)       (1,063,787)
              Other receivables                                          --            91,084
              Inventories                                           (14,025)         (362,663)
              Prepaid expenses and other assets                      66,300          (262,459)
              Accounts payable and accrued expenses                (594,599)        1,962,874
              Deferred excise tax credit                            397,490           347,718
                                                                -----------       -----------
              Net cash provided by (used in)
               operating activities                                (699,822)            7,009
                                                                -----------       -----------

INVESTING ACTIVITIES
     Purchases of property and equipment                           (245,316)          (84,656)
     Purchase of intangible assets                                 (201,730)         (111,939)
                                                                -----------       -----------
              Net cash provided by (used in)
              investing activities                                 (447,046)         (196,595)
                                                                -----------       -----------

FINANCING ACTIVITIES
     Net borrowings on related
         party obligations                                          911,770           328,768
     Principal payments under capital lease
         obligations                                               (114,112)         (112,277)
                                                                -----------       -----------
              Net cash provided by                                  797,658           216,491
              financing activities                              -----------       -----------

NET INCREASE (DECREASE IN) CASH                                    (349,210)           26,905

CASH AT BEGINNING OF YEAR                                           465,984           386,325
                                                                -----------       -----------


CASH AT END OF PERIOD                                           $   116,774       $   413,230
                                                                ===========       ===========
     See Notes to Financial Statements

Supplemental schedule of non-cash
     operating, investing and financing activities

     Common shares issued in satisfaction
     of accrued ESOP payable                                    $   157,284       $        --
                                                                ===========       ===========
     U.S. Treasury Bill financed
     with note payable to related party                         $   474,961       $        --
                                                                ===========       ===========

MINNESOTA BREWING COMPANY

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)


(1)      Financial Statements

         The balance sheet as of June 30, 1998, the statements of operations for the three and six month periods ended June 30, 1998 and 1997 and the statements of cash flows for the six month periods ended June 30, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (all of which are normal and recurring in nature with exception of the accounts receivable, inventory valuation and deferred income tax adjustments, see Note 2) necessary to present fairly the Company's financial position at June 30, 1998, and results of operations and cash flows have been included. Results of operations for the interim period are not necessarily indicative of the results that may be expected for the full fiscal year.

(2)      Significant Events

         During the quarter ended June 30, 1997, the Company replaced its top management and revised its business plan and operations to focus more on the promotion and sales of certain of its proprietary products. Subsequently the Company decided to discontinue sales of several of its proprietary products. In addition, new management is placing less emphasis on securing contact brewing arrangements that do not have profitable volume potential. Several of the Company's contract brewing customers have experienced financial difficulties and collection of amounts due from those customers, as well as the realization of inventory purchased by the Company on their behalf, appear to be unrealizable. Accordingly, during the quarter ended June 30, 1997, the Company recorded charges to operations totaling $1,501,000 relating to increased allowances for bad debts and inventory obsolescence, and the write-off of inventory and related costs associated with discontinued products and contracts.

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

RESULTS OF OPERATIONS

         The Company's net sales for the three and six month periods ended June 30, 1998 were 32.5% and 28.0% less, respectively, than the net sales for the three and six month periods ended June 30, 1997. The decrease in net sales was attributable to decreases in export sales on a three and six month basis of 57.0% and 53.5%, respectively for 1998 versus 1997. Contract sales decreased 41.5% on a quarter to quarter comparison, while they decreased on a six month comparison basis by 41.1%. Sales of proprietary products decreased by 12.3% on a six month comparable basis between 1998 and 1997 and decreased by 18.4% on a three month basis.

         Barrelage sales for the 1998 second quarter were 26.9% less than in the second quarter of 1997 and 20.4% less for the first six months of 1998 versus 1997. Barrelage sales of proprietary products were down 24.4%, this volume decrease reflects the discontinuance of some packages and is also the result of increase pricing. However this increase of pricing resulted in higher gross margins on the company's proprietary products in the second quarter of 1998 compared to 1997. Grain Belt Premium and Minnesota Brew had increases on a quarter to quarter comparison while Pig's Eye and Landmark experienced decreases. For the first six months of 1998 versus 1997 contract barrelage sales were up 6.9% compared to 1997, primarily due to a substantial increase in bulk mash sales production. For the same six month period export barrelage sales were off 53.2% principally because of a reduction in Asian orders in 1998.

Operating Data (in barrels sold):
                              Three Months Ended             Six Months Ended
                                    June 30                        June 30
                              1998           1997           1998           1997
                            -------        -------        -------        -------

Proprietary                  34,403         45,504         59,837         74,305
Contract                     30,551         29,158         62,486         58,438
Export                       17,969         38,757         23,838         50,980
                            -------        -------        -------        -------
     Total                   82,923        113,419        146,161        183,723
                            =======        =======        =======        =======

         The Company's gross profit was $1,084,000 greater during the first six month period when compared to the similar period in 1997 and $1,117,000 greater in the second quarter of 1998 versus the second quarter of 1997. The Company's gross profit margin for the second quarter increased from (8.1)% in 1997 to a 13.7% in 1998. The increase is primarily related to the significant provisions for inventory allowances taken in 1997 and the decrease in expenditures related to the production and increased pricing of finished goods in 1998.

         Operating expenses for the three and six month periods of 1998 were $877,000 and $799,000 less, respectively than for a similar period in 1997. As a percentage of net sales, three month operating expenses decreased from 22.4% in 1997 to 13.1% in 1998 as a result of the lower sales volume in the 1998 period and the unfavorable adjustment to increase the allowance for doubtful accounts in the 1997 period. Operating expenses as a percentage of net sales also decreased to 16.4% for the first six months of 1998 as compared to 19.7% in 1997. The decrease in sales and marketing expense was attributable to the timing of expenditures, in the second quarter of 1998, along with a reduction in personnel costs. Administrative expense decreases were primarily associated with the provision for the allowance for doubtful accounts in the 1997 period.

         Interest income was $3,000 less in the second quarter of 1998 versus 1997 because of a reduced level of funds available for investment. Interest expense in the second quarter was $51,000 greater in 1998 than in 1997 due to interest being charged for deferred rental expense and the utilization of a line of credit. This increase was partially offset by a lower principal balance on the capitalized lease for the plant and equipment.

         The Company experienced a net income of $9,000 in the second quarter of 1998 compared to a net loss of $2,292,000 in the second quarter of 1997. The June 1997 loss was related primarily to the provisions to accounts receivable, inventory and tax adjustments discussed herein. The Company also realized a reduction in production costs and increased pricing in the 1998 period. For the first six months of 1998 the Company experienced a net loss of $588,000 versus a loss of $2,737,000 for the comparable period in 1997.

         The negative tax provision of $293,000 for the second quarter of 1997 reflects the reversal of the $293,000 deferred tax asset, as its utilization could not be specifically determined in accordance with Generally Accepted Accounting Principles. In addition to the current year losses, the Company also has approximately $6.7 million in loss carryforwards available from prior years to offset future taxable income.

         During 1997 and through June 1998, the Company operated significantly below its production capacity. Therefore, in order to attain a profitable level of operations, the Company continues to seek to increase its sales and production volume. Management is pursuing opportunities to increase sales volume at profitable margins. Management believes that the growth of its proprietary labels offers the best opportunity for achieving operating profits in the long term and has focused its efforts on growth of its proprietary products. An emphasis has been placed on the promotion of these proprietary labels and the generation of additional sales in the Company's core geographic market areas.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital deficit at June 30, 1998 decreased $1.5 million to $0.5 million from $1.0 million at December 31, 1997. The decrease is primarily attributable to the loss for the six month period coupled with an overall increase in current liabilities; principally amounts due to related parties.

         During the six months ended June 30, 1998 the Company utilized $700,000 net cash in operating activities, which was due to an operating loss of $588,000, an increase in accounts receivable of $213,000, an increase in inventory, net of reserves, of $82,000, and decrease in accounts payable and accrued expenses of $595,000. These amounts were offset by depreciation and amortization of $314,000, a reduction of prepaid expenses and other asset of $66,000 and an increase in deferred excise tax credit of $397,000.

         The Company used $447,000 of cash in investing activities through the purchase of $245,000 of property and equipment and the purchase of $202,000 of intangible assets.

         The Company generated $798,000 of cash through financing activities as a result of borrowings from a related party of $912,000, which were partially offset by principal payments on the capitalized lease of $114,000. The borrowings relate to rental obligations to Minnesota Brewing Limited Partnership ("Partnership"), which have been accrued but not yet paid.

         The Company's plans in 1998 include the continued emphasis on promoting its core proprietary brands. In order to achieve its 1998 plans, the Company will require additional funds from equity or debt to meet its working capital and capital resource needs. During 1997, the Minnesota Brewing Limited Partnership ("Partnership"), a related party, deferred required lease payments on the production facility and equipment and has agreed to defer past due 1997 payments and 1998 lease payments through at least January 1, 1999, which will provide a portion of the Company's working capital needs. Due to the seasonal nature of its business, the Company's June 30, 1998 working capital position is not indicative of its needs during its peak selling and production season. At present, except for leases of its production facility and certain of its production equipment with the Partnership, the Company's assets are unsecured. In connection with the $475,000 advance by the Partnership discussed below, the Company agreed to grant the Partnership a security interest in certain of its assets, including its trademarks. The Partnership has agreed to make available to the Company a line of credit of up to $2,500,000 to meet its working capital needs during 1998. This availability is in addition to $475,000 the Partnership advanced the Company subsequent to December 31, 1997 to secure the purchase of a Treasury Bond required by the Bureau of Alcohol Tobacco and Firearms. The Company believes that the Partnership's line of credit, possible bank line of credit and funds from operations will be sufficient to meet its working capital and capital resource needs during 1998.

         It will be necessary for the Company to obtain a permanent line of credit or raise additional equity in order to meet its working capital and capital resource needs for the next twelve months taking into consideration its cash flow from operations, its existing cash and cash equivalents and short term borrowings. The Company has a line of credit with the Partnership, but is working to establish a working capital line of credit with a bank to supplement its short-term working capital needs. The Company anticipates that any line of credit would be secured by its current assets.

         In conjunction with the Company's initial public offering in November of 1993, the Company's existing operating leases were converted to capitalized leases and the obligations were reflected as property and equipment and long-term debt in the financial statements. The debt is being amortized over 10 years at a 7.75% interest rate. The Company has the option to acquire the property at eight times the trailing twelve months rent. As indicated in the Company's 1997 annual report, based upon 1997 lease payments, the purchase price would be approximately $4.9 million at December 31, 1997. Should the Company decide to exercise its option it would propose to finance the acquisition with debt or equity financing or some combination thereof. The Company will monitor the exercise price going forward and will select the most beneficial time to exercise the option based upon existing facts and circumstances and the availability of financing.

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

         The Company is a party to collective bargaining agreements with five union organizations, all of which run through March, 1999. The Company believes its employee relationship to be good.

         As of June 30, 1998, the Company had net operating loss carryforwards totaling $6.7 million available without restriction to reduce future taxable income. To the extent the Company generates taxable income during the periods in which this net operating loss carryforward is available, the Company's cash requirements for payment of income tax will be reduced.

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

             None

Item 3.      Defaults Upon Senior Securities

             None

Item 4.      Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Shareholders was held on May 20, 1998. The shareholders took the following actions:

         (i) The shareholders elected six directors to hold office until the annual meeting of shareholders. The shareholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all of the nominees:

                                                  Votes For      Votes Withheld
                                                  ---------      --------------
                           Bruce E. Hendry        2,243,545          13,785
                           John J. Lee            2,243,595          13,735
                           John R. Rollwagen      2,243,645          13,685
                           James A. Potter        2,243,445          13,885
                           Greg C. Heinemann      2,242,545          14,785
                           Richard A. Perrine     2,243,545          13,785

         (ii) The shareholders ratified and approved an amendment to the Company's 1993 Stock Option Plan increasing the number of shares of Common Stock reserved for issuance under the Plan from 250,000 shares to 450,000 shares. 2,229,668 votes were cast for the resolution, 23,942 votes were against the resolution and 3,720 votes abstained.

Item 5.      Other Information

         John Rollwagen resigned as a director on July 15, 1998. To date, no replacement director has been determined.

         The deadline for submission of shareholder proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, for inclusion in the Company's proxy statement for its 1999 Annual Meeting of Shareholders is in December 27, 1998. Additionally, if the Company receives notice of a shareholder proposal after March 3, 1999, such proposal will be considered untimely pursuant to Rules 14a-4 and 14a-5 (e) and the persons named in proxies solicited by the Board of Directors of the

Company for its 1999 Annual Meeting of Shareholders may exercise discretionary voting power with respect to such proposal.


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


         MINNESOTA BREWING COMPANY



Dated: August 14, 1998       /s/Michael C. Hime
                             --------------------------------
                             Michael C. Hime
                             Vice President of Finance (Chief Financial Officer)