Form 10-Q
period 1998-09-30
MINNESOTA BREWING CO
filed 1998-11-16
CIK 913159

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

___ TRANSITION REPORT UNDER SECTION 13 OR (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________


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

                                 (651) 228-9173
                         (Registrant's Telephone Number)


Check whether the registrant (1) filed all reports required to be filed by
Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
YES __X__ NO _____

As of November 3, 1998 the Company had 3,462,711 shares of Common Stock, $ .01 value per share, outstanding.

                            MINNESOTA BREWING COMPANY

                                      INDEX
                                                                            Page
                                                                            ----
PART I.     Financial Statements

            Item 1.  Condensed Balance Sheets as of
                     September 30, 1998 and December 31, 1997.................3

                     Statements of Operations for the three and nine
                     month periods ended September 30, 1998 and
                     September 30, 1997.......................................5

                     Statements of Cash Flow for the nine
                     month periods ended September 30, 1998
                     and September 30, 1997...................................6

                     Notes to Financial Statements............................7

            Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations...............................................8

PART II.    Other Information.................................................12

Signatures....................................................................13

                            Minnesota Brewing Company

                            Condensed Balance Sheets

                                                                   September 30,      December 31,
                                                                       1998               1997
                                                                   (unaudited)           (note)
                                                                   ------------       ------------
Assets
Current Assets:
        Cash and cash equivalents                                  $    200,113       $    465,984
        U.S. Treasury Bill (Pledged for BATF Bond)                      474,961
        Trade accounts receivable less allowance
           for doubtful accounts of $402,365 at September 30,
           1998 and $485,000 at December 31, 1997                       954,793            759,350
        Vendor rebates and other receivables                                 --                 --
        Inventories:
           Raw materials                                                135,910            134,908
           Work-in-progress                                             590,815            357,151
           Finished goods                                             1,047,396            660,635
           Packaging                                                    943,594          1,243,705
           Other                                                        395,506            368,719
                                                                   ------------       ------------
                     Total inventories                                3,113,221          2,765,118

        Other current assets                                            220,161            150,921
                                                                   ------------       ------------

                     Total current assets                             4,963,249          4,141,373
                                                                   ------------       ------------

Property and Equipment                                                6,622,195          6,087,477
        Less allowance for depreciation                              (2,852,763)        (2,466,210)
                                                                   ------------       ------------
          Net property and equipment                                  3,769,432          3,621,267
                                                                   ------------       ------------

Other Assets
        Trademarks, net have accumulated
           amortization of $92,000 at September 30, 1998
           and $73,000 at December 31, 1997                             256,523            221,577

        Other, net of accumulated amortization of
           $370,000 at September 30, 1998 and
           $315,000 at December 31, 1997                                325,614            291,209
                                                                   ------------       ------------
                     Total other assets                                 582,137            512,786
                                                                   ------------       ------------

                                                                   $  9,314,818       $  8,275,426
                                                                   ============       ============

Note: The Balance Sheet at December 31, 1997 has been derived from the audited financial statements at that date.

See Notes to Financial Statements

                            Minnesota Brewing Company

                                                           September 30,      December 31,
                                                               1998               1997
                                                           ------------       ------------
                                                           (unaudited)           (note)
Liabilities and Shareholders' Equity

Current Liabilities:

         Note payable to
            related party                                     2,484,351                 --
         Trade accounts payable                               2,597,964          2,197,100
         Accrued liabilities                                    544,564            899,335
         Deferred federal excise tax credit                     186,586                 --
                                                           ------------       ------------

                     Total current liabilities                5,813,465          3,096,435
                                                           ------------       ------------

Capitalized Lease Obligation, less current maturities         1,335,294          2,128,045
Due to related party                                                 --            263,036
                                                           ------------       ------------
                     Total Long term debt                     1,335,294          2,391,081
Shareholders' Equity:
         Common Stock; $.01 par value; 10,000,000
            shares authorized with issued and
            outstanding shares being 3,462,711 and
            3,389,211 for September 30, 1998 and
            December 31, 1997, respectively                      34,627             33,892
         Additional paid-in capital                          10,592,217         10,435,668
         Accumulated deficit                                 (8,460,785)        (7,681,650)
                                                           ------------       ------------

                     Total shareholders' equity               2,166,059          2,787,910
                                                           ------------       ------------

                                                           $  9,314,818       $  8,275,426
                                                           ============       ============

Note: The Balance Sheet at December 31, 1997 has been derived from the audited financial statements at that date.

See Notes to Financial Statements

                            Minnesota Brewing Company

                            Statements of Operations
                For the Periods Ended September 30, 1998 and 1997
                                   (Unaudited)

                                            Three Months                    Nine Months
                                         Ended September 30,            Ended September 30,
                                 -----------------------------     -----------------------------
                                     1998             1997             1998             1997
                                 ------------     ------------     ------------     ------------
Gross sales                         4,317,869     $  5,223,539       12,384,254     $ 16,545,947

   Less excise taxes                  469,100          704,741        1,271,115        1,935,014
                                 ------------     ------------     ------------     ------------
      Net sales                     3,848,769        4,518,798       11,113,139       14,610,933

Cost of goods sold                  3,445,663        4,374,246       10,015,755       14,856,448
                                 ------------     ------------     ------------     ------------

   Gross profit (loss)                403,106          144,552        1,097,384         (245,515)
                                 ------------     ------------     ------------     ------------

Operating expenses
   Advertising                        162,769          390,815          409,288        1,011,750
   Sales and marketing                147,034          152,664          525,162          483,939
   Administrative                     234,478          187,094          801,198          768,056
   Bad debt provision                      --           35,000               --          491,977
                                 ------------     ------------     ------------     ------------

   Total operating expenses           544,281          765,573        1,735,648        2,755,722
                                 ------------     ------------     ------------     ------------

      Operating income (loss)        (141,175)        (621,021)        (638,264)      (3,001,237)
Interest income                         2,685           13,544           10,354           26,190
Interest and other expenses           (52,969)         (36,968)        (151,224)        (111,988)
Provision for income taxes                 --               --               --         (294,548)
                                 ------------     ------------     ------------     ------------

   Net income (loss)             $   (191,459)    $   (644,445)    $   (779,134)    $ (3,381,583)
                                 ============     ============     ============     ============
Net income (loss) per
   Common Share                          (.06)    $       (.19)    $       (.23)    $      (1.00)
                                 ------------     ------------     ------------     ------------

Weighted average shares
   outstanding                      3,462,711        3,389,211        3,413,711        3,389,211
                                 ------------     ------------     ------------     ------------

See Notes to Financial Statements

                            Minnesota Brewing Company

                       Statements of Cash Flow (Unaudited)
                For the Periods Ended September 30, 1998 and 1997

                                                            Nine Months Ended September
                                                           -----------------------------
                                                               1998              1997
                                                           ------------     ------------
OPERATING ACTIVITIES
Net loss                                                   $   (779,134)    $ (3,381,583)
       Adjustments to reconcile net loss to net
       cash provided by operating activities:
             Depreciation and Amortization                      460,554          485,950
             Deferred income taxes                                               293,000
             Provision for obsolete inventory and
                    discontinued products                      (183,000)         972,000
       Changes in assets and liabilities:
             (Increase) decrease in trade accounts
             receivable                                        (195,443)          78,673
             Decrease in other receivables                           --           91,084
             (Increase) decrease in inventories                (165,103)         284,142
             (Increase) in prepaid expenses and                      --               --
             other assets                                       (69,240)        (376,834)
             Increase in accounts payable and
             accrued expenses                                   203,375        2,318,832
             Increase in deferred excise tax credit             186,586          222,651
                                                           ------------     ------------

             Net cash provided by operating activities         (541,405)         987,915
                                                           ------------     ------------

INVESTING ACTIVITIES
       Purchase of property and equipment                      (534,718)        (106,945)
       Purchase of intangible assets                           (143,351)        (136,044)
                                                           ------------     ------------
             Net cash provided by (used in)
                    investing activities                       (678,069)        (242,989)
                                                           ------------     ------------

FINANCING ACTIVITIES

       Net borrowings on related party obligations            1,124,396          485,769
       Principal reduction under capital lease
             obligations                                       (170,793)        (168,958)
                                                           ------------     ------------

              Net cash provided by financing activities         953,603          316,811
                                                           ------------     ------------

NET INCREASE (DECREASE) IN CASH                                (265,871)       1,061,737

CASH AT BEGINNING OF YEAR                                       465,984          386,325
                                                           ------------     ------------

CASH AT END OF PERIOD                                      $    200,113     $  1,448,062
                                                           ============     ============


Supplemental schedule of non-cash
      operating and financing activities





Common shares issued in satisfaction
      of accured ESOP Payable                              $    157,284     $         --
                                                           ============     ============

U. S. Treasury Bill financed with note
     payable to related party                              $    474,961     $         --
                                                           ============     ============

See Notes to Financial Statements

                            Minnesota Brewing Company

                          Notes to Financial Statements

                                   (Unaudited)


(1)     Financial Statements

        The balance sheet as of September 30, 1998, the statements of operations for the three and nine month periods ended September 30, 1998 and 1997, and the statements of cash flow for the nine month periods ended September 30, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position at September 30, 1998, and the results of operations and cash flows for the periods then ended have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

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


Results of Operations

        The Company's net sales for the three and nine months ended September 30, 1998, decreased 14.8% and 23.9% respectively compared with net sales for the three and nine month periods ended September 30, 1997. The decrease in third quarter net sales reflects decreases in contract sales on a three and nine month basis of 59.6% and 48.3%, respectively for 1998 versus 1997. Export sales increased 60.8% on a three-month basis, but decreased by 37.5% on a nine-month basis. Proprietary net sales also declined by 16.4% and 13.7% on a three and nine month basis for 1998 versus 1997.

        Barrelage sales for the third quarter of 1998 were 9.4% less then in the third quarter of 1997 and 17.1% less for the first nine months of 1998 versus 1997. Barrelage sales of proprietary products during the third quarter were down 19.3% compared to 1997 and down for the nine-month period by 19.1%. Contract barrelage sales were down 12.7% for the third quarter and 0.9% for the nine month period. Export sales were 41.4% higher during the third quarter compared to 1997 and were 37.9% lower in the first nine months of 1998 compared to 1997. Export sales for the three-month period reflect an increase in Asian orders. The sales for the nine-month period were lower because of the decline in sales to the Asian market in the first six months of 1998 compared to 1997.

Operating Data (in barrels sold)

                          Three Months                 Nine Months
                       Ended September 30,         Ended September 30,
                     -----------------------     -----------------------
                        1998          1997          1998         1997
                     ---------     ---------     ---------     ---------

Proprietary             32,403        40,148        92,240       113,991
Contracts, other        29,168        33,396        91,654        92,473
Export                  14,039         9,932        37,877        60,912
                     ---------     ---------     ---------     ---------

      Totals            75,610        83,476       221,771       267,376
                     =========     =========     =========     =========

        The Company's gross profit was $1,342,899 greater during the 1998 nine month period than in the similar period of 1997 and $258,554 greater during the third quarter of 1998 than 1997. The Company's gross profit margin increased in the third quarter from 3.2% to 10.5% in 1998, while year to date, the gross margin increased from negative 1.7% in 1997 to 9.9% in 1998. The increase in gross profit in the third quarter was attributable to a reduction in cost of goods sold due to increased efficiencies in production and product mix. The Company continues to operate, however, at a sales level that is insufficient to fully absorb overhead costs.

        Operating expenses were $1,020,074 less in the first nine months of 1998 compared to 1997, while as a percentage of sales they decreased from 18.9% in 1997 to 15.6% in 1998. During the third quarter of 1998 operating expenses decreased $221,292 compared to 1997, while as a percentage of sales they decreased from 16.9% in 1997 to 14.1% in 1998. The decreases, were primarily attributed to decreases in advertising expenses in 1997. Administrative expenses were greater for the three and nine months of 1998 than the same periods in 1997 primarily because of an increase in professional fees. Sales and marketing along with advertising expenses were lower for the third quarter of 1998 versus 1997, due to cost cutting efforts.

        In the third quarter of 1998 interest income was $10,859 lower than the third quarter of 1997 due to a reduced level of funds available for investment. Interest income was $15,836 lower for the first nine months of 1998 compared to 1997 because of a reduced level of funds available for investment.

        Interest expense is $44,847 greater for the third quarter of 1998 and $95,982 greater for the nine month period than what was incurred for similar periods of 1997. Interest expense on the capitalized lease obligations has declined but has been offset primarily by increased interest expense on borrowings related to the line of credit.

        For the third quarter of 1998, the Company experienced a net loss of $191,459 versus a net loss of $644,445 for the third quarter of 1997. The decrease in 1998 of $452,986 was primarily attributable to a reductions in cost of goods sold and advertising expenses. The Company experienced a net loss of $779,134 versus a net loss of $3,381,583 for the first nine months of 1998 compared to the same period in 1997. This change principally arose from a decrease in cost of goods sold and a recapture of tax benefits and provisions for bad debts recorded in 1997.

        In addition to the current year losses, the Company also has approximately $6.7 million in loss carryforwards available from prior years to offset future taxable income. The loss for the first nine months of 1998 will be available to offset any future profits in the fourth quarter of 1998 or in subsequent years.

        During 1997 and through September 1998, the Company operated significantly below its production capacity. Therefore, in order to attain a profitable level of operations the Company will continue to seek to increase its sales and production volume. Management will pursue opportunities to increase sales volume at profitable margins. Management believes that the growth of its proprietary labels offers the best opportunity for achieving operating profits in the long term and has focused its efforts on the growth of its proprietary products. An emphasis has been placed on the promotion of these proprietary labels and the generation of additional sales in the Company's cores geographic market areas.

Liquidity and Capital Resources

        Working capital deficit at September 30, 1998 decreased $1.9 million to a negative $0.9 million from a positive $1.0 million at December 31, 1997. The decrease is attributable to the loss for the nine-month period coupled with an overall increase in current liabilities, principally amounts due to related parties.

        During the nine month period ended September 30, 1998, the Company utilized net cash from operating activities of $541,405 which was due to an increase in accounts receivable of $195,443 an increase in inventories of $165,103 and an increase in prepaid expenses and other assets of $69,240. These amounts were offset by the net loss of $779,134 (reduced by depreciation and amortization of $460,554 and a recapture of $183,000 of obsolete inventory reserve), an increase in accounts payable and accrued expenses of $203,375 and an increase in deferred excise tax credit of $186,586.

        The Company used cash of $678,069 in investing activities primarily from the purchase of property and equipment of $534,718 and the purchase of $143,351 of intangible assets.

        Financing activities provided cash of $953,603 primarily from the advancement of funds from a related party of $1,124,396 and offset by $170,793 in principal reductions under capital lease obligations. The borrowings relate to rental obligations to Minnesota Brewing Limited Partnership (the "Partnership") which have been accrued, but not paid.

        The Company's plans include the continued emphasis on promoting its core proprietary brands. During 1998, the Company has continued to borrow funds from the Partnership to meet its liquidity needs. During 1997, the Partnership, a related party, deferred required lease payments on the production facility and equipment and has agreed to defer past due 1997 payments and 1998 lease payments through at least January 1, 1999, which has provided a portion of the Company's working capital needs. Due to the seasonal nature of its business, the Company's September 30, 1998 working capital position is not indicative of its needs during its peak selling and production season. At present, except for leases of its production facility and certain of its production equipment with the Partnership, the Company's assets are unsecured. In connection with the $475,000 advance by the Partnership discussed below, the Company agreed to grant the Partnership a security interest in certain of its assets, including its trademarks. The Partnership has agreed to make available to the Company a line of credit of up to $2,500,000 to meet its working capital needs during 1998. This availability is in addition to $475,000 the Partnership advanced the Company subsequent to December 31, 1997 to secure the purchase of a Treasury Bond required by the Bureau of Alcohol Tobacco and Firearms. The Company believes that the Partnership's line of credit, possible bank line of credit and funds from operations will be sufficient to meet its working capital and capital resource needs during 1998.

        It will be necessary for the Company to obtain a permanent line of credit or raise additional equity in order to meet its working capital and capital resource needs for the next twelve months. The Company has a line of credit with the Partnership with expires on December 31, 1998, and is working to establish a working capital line of credit with a financial institution to supplement its short-term working capital needs. The Company anticipates that any line of credit would be secured by its current assets.

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

        As a small brewer producing less than 2,000,000 barrels per year, the Company presently receives an $11.00 per barrel credit against federal exercise taxes on the first 60,000 barrels of taxable production. The cash benefit of this $660,000 credit is primarily received in the first quarter of the year. For accounting purposes, however, this credit is allocated throughout the year based upon projected taxable sales per quarter. At September 30, 1998 the Company had recognized $473,414 of this credit and deferred $186,586 of the credit to the fourth quarter.

        The Company is a party to collective bargaining agreements with five union organizations, all of which run through March 1999. The company believes its employee relationship to be good.

        As of December 31, 1997, the Company had net operating loss carryforwards totaling $6.7 million available to reduce future taxable income. To the extent the Company generates taxable income during the periods in which this net operating loss carryforward is available, the Company's cash requirements for payment of income tax will be reduced.

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

Year 2000

        The Company is evaluating the potential impact of what is commonly referred to as the year 2000 issue, concerning the inability of certain information systems to properly recognize and process dates containing the year 2000 and beyond.

        The Company has identified and tested the systems it believes are critical and the test results indicate that these systems are Year 2000 compliant or will become Year 2000 compliant with additional software upgrades. The Company will continually test and establish compliance with respect to all of its existing system, potential upgrades and new acquisitions. Regardless of the Year 2000 compliance of the Company's and products, there can be no assurance that the Company will not be adversely affected by the failure of others to become Year 2000 compliant.

        The Company has not incurred any material expenditures in connection with identifying or evaluating Year 2000 compliance issues. The Company's primary cost incurred in evaluating Year 2000 compliance matters has been the opportunity cost of time spent by employees assigned to the Year 2000 team. Management does not believe that the cost associated with any necessary software upgrades will be material.


FORWARD-LOOKING STATEMENTS

        Statements included in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. Among these risks and uncertainties are information included in this Report on Form 10-Q which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology constitutes forward-looking information. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) competition within the brewing industry resulting from the increased number of brewers and available beers, (ii) the Company's ability to continue to achieve and maintain contract brewing arrangements; (iii) the continued success of the Company's proprietary brands, including its reliance upon distributors, and (iv) the Company's continued ability to sell products for export.

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

                                       MINNESOTA BREWING COMPANY
                                              (Registrant)




Dated: November 16, 1998               /s/ Michael C. Hime
                                       ---------------------------------
                                       Michael C. Hime
                                       Vice President of Finance