Form 10-K405
period 1998-12-31
MINNESOTA BREWING CO
filed 1999-04-15
CIK 913159

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

(MARK ONE)
     |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1998

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

                             882 WEST SEVENTH STREET
                              SAINT PAUL, MN 55102
              (Address of principal executive offices and zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (651) 228-9173

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

CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-K IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K FOR ANY AMENDMENT TO THIS FORM 10-K. _X_

ON APRIL 13, 1999, THE COMPANY HAD 3,462,711 SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AND 607,745 SHARES OF CLASS A CONVERTIBLE PREFERRED STOCK. EACH SHARE OF CLASS A CONVERTIBLE PREFERRED STOCK OUTSTANDING IS CONVERTIBLE INTO ONE SHARE OF COMMON STOCK.

THE AGGREGATE MARKET VALUE OF THE SHARES OF VOTING STOCK HELD BY NON-AFFILIATES OF THE COMPANY (PERSONS OTHER THAN DIRECTORS AND OFFICERS) COMPUTED AT THE BASIS OF THE LAST REPORTED SALE OF $1.50 PER SHARE ON APRIL 13, 1999 WAS APPROXIMATELY $2,900,000.

DOCUMENTS INCORPORATED BY REFERENCE: THE COMPANY'S PROXY STATEMENT FOR ITS 1999 ANNUAL MEETING OF SHAREHOLDERS TO BE IS INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

                            MINNESOTA BREWING COMPANY
                             FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS

                                     PART I


ITEM 1.     Business..........................................................
ITEM 2.     Property..........................................................
ITEM 3.     Legal Proceedings.................................................
ITEM 4.     Submission of Matters to a Vote of
              Security Holders................................................

                                     PART II

ITEM 5.     Market for Registrant's Common Equity and
              Related Stockholder Matters.....................................
ITEM 6.     Selected Financial Data...........................................
ITEM 7.     Management's Discussion and Analysis
              Of Financial Condition and Results of Operations ...............
ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risks.......
ITEM 8.     Financial Statements and Supplementary Data.......................
ITEM 9.     Changes In and Disagreements With
              Accountants on Accounting and
              Financial Disclosure............................................

                                    PART III

ITEM 10.    Directors and Executive Officers of the Registrant
ITEM 11     Executive Compensation............................................
ITEM 12.    Security Ownership of Certain
              Beneficial Owners and Management................................
ITEM 13.    Certain Relationships and Related
              Transactions....................................................

                                     PART IV

ITEM 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K...

SIGNATURES....................................................................

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

            The Company operates a full scale brewery in Saint Paul, Minnesota producing its proprietary Grain Belt, Pig's Eye, Landmark, Minnesota Brew, Yellow Belly and Brewers Cave beers and marketing these beers through an independent distribution network. The Company produces beers under the brand names Grain Belt, Grain Belt Premium, Grain Belt Light, Grain Belt Premium Light, Grain Belt Premium Bock, Grain Belt Premium Oktoberfest, GBX Malt Liquor, Pig's Eye Pilsner, Pig's Eye Lean, Pig's Eye Ice, Pig's Eye Red, Pig's Eye Non-alcoholic, Landmark, Landmark Light, Landmark Bock, Minnesota Brew, Minnesota Brew Light, Yellow Belly, Brewers Cave Black Barley, Brewers Cave Amber Wheat and Brewer's Cave Golden Caramel.

            The Company's Grain Belt product line is the Company's best selling product. The brand, which the Company acquired and commenced producing in 1991, is over a hundred years old and is experiencing a resurgence in popularity, in part, because the Company reintroduced Grain Belt with a style and taste similar to the product's traditional characteristics when it maintained a significant share of the Minnesota market. Grain Belt Premium was awarded the Gold Medal in the American Lager category at the 1994 Great American Beer Festival. The Company created the Pig's Eye brand in 1992. Pig's Eye Ice Beer won the Silver Medal in the American Malt Liquor category at the 1994 Great American Beer Festival. The Company repositioned Landmark from its initial debut in 1991 as a premium beer to a moderately priced beer and refocused its efforts on the Landmark product line in 1993 toward specialty beers, including Landmark Boch and Landmark Oktoberfest. The Company created Yellow Belly in 1996 as an alcoholic alternative beverage with a distinct lemon flavoring. In 1998, the Yellow Belly line was extended to include both Margarita and Long Island T malt beverages. The Company also introduced its Brewers Cave hand crafted micro-styled line of beers in 1996 including Black Barley, Amber Wheat and Golden Caramel.

            The Company also produces other beers under contract brewing arrangements and private label contracts. Under its contract brewing arrangements, the Company produces beers for separate brewing companies according to those brewers' formulas. In addition, under private label contracts the Company packages its proprietary beers for sale by third parties under brand names owned by the third parties.

            In addition, the Company has the ability to produce other beverages and in 1993 began the production and packaging of premium sparkling water for another beverage company. The Company also produces, under contract, premium soft drinks along with other non-alcoholic beverages.

            Until March 29, 1999 the Company leased its brewing facilities and related equipment from Minnesota Brewing Limited Partnership (the "Partnership"). In October of 1991 the Partnership acquired the former Jacob Schmidt Brewery in Saint Paul from G. Heileman Brewing Company ("Heileman") which was in bankruptcy at the time. On March 29, 1999, the Partnership transferred the brewing facility to Gopher State Ethanol, LLC ("Gopher State") a Delaware Limited Liability Company formed to explore the production of ethanol at the facility.

            The Company generated net sales of $18.1 million in 1997 and net sales of $14.8 million in 1998, including the production and sale of sparkling water. The Company's brewery has a potential annual capacity of 2.2 million barrels and produced approximately 298,000 barrels in 1997 and 293,000 barrels in 1998, which were equal to 13.5 and 13.3 percent, respectively, of total capacity. The Company believes that the existence of the additional brewing capacity has enabled and will continue to allow the Company to increase its production without substantial additional capital outlays.

            Substantially all of the Company's proprietary beers are sold domestically through approximately 150 independent distributors. During 1998, approximately 61 percent of the Company's proprietary beer sales volume reached retail channels through its 12 largest distributors. The Company provides local media advertising, primarily in Minnesota, point-of-sale advertising and sales promotion programs to help stimulate sales.

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

            The Company believes that its success in producing and selling its proprietary beers, and its production of high quality beers pursuant to contract brewing arrangements position it to take advantage of growth opportunities existing in the brewing industry.


COMPETITION AND THE BEER INDUSTRY

            Although there are several hundred companies engaged in the highly competitive brewing industry in the United States, the industry is highly concentrated, with five companies -- Anheuser-Busch Companies, Inc., Miller Brewing Co., Adolph Coors Co., Stroh Brewery Co. and Pabst Brewing Co. -- accounting for 91.5% of 1998 sales. In Minnesota, however, local brands have traditionally had a higher market share than they do nationally. The national and Minnesota market shares of these companies and of the Company were as follows:

                                                Percent of Sales/Barrelage
                                  ----------------------------------------------------
                                     National (Sales)(1)      Minnesota (Barrelage)(2)
                                  ------------------------    ------------------------
                                     1998          1997          1998          1997
                                  --------      ----------    ----------    ----------
Anheuser-Busch Companies, Inc.       48.1%         47.4%         37.0%         40.7%
Miller Brewing Co.                   21.3          22.1          31.5          29.3
Adolph Coors Co.                     10.8          10.7           3.4           3.0
Stroh Brewing Co. (3)                 9.3          10.2          11.3          12.0
Pabst Brewing Co.                     2.0           2.6           2.6           3.3
                                     ----         -----         -----          ----
                                     91.5%         93.0%         85.8%         88.3%

Minnesota Brewing Company(4)          0.1%          0.1%          2.9%          3.4%

(1)         Information from Modern Brewery Age.
(2)         Information from Minnesota Beer Wholesalers Association.
(3) Stroh Brewing Co. was acquired during 1999 by Pabst Brewing Co. and Miller Brewing Co.
(4)         Includes only the Company's proprietary beers.

            During 1998, approximately 63% of the Company's domestic sales of proprietary beers were sold in Minnesota. The Company's beers are distributed and sold in competition with the national brands listed above, as well as other regional and local brands, many of which have either greater financial resources and/or greater name recognition than the Company. Although the methods of competition in the industry vary widely, the principal methods of competition include the quality, taste and freshness of the products, packaging, price, advertising, distribution and service to customers.

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


BREWING PROCESS AND PRODUCTION

            The process of brewing generally consists of malting, mashing, boiling and hopping, fermenting and finishing. "Malting" is the preparation of the basic grain (usually barley) used in the brewing process. The grain is soaked in water and allowed to germinate. Once small root shoots have sprouted and are about three-fourths of the length of the grain kernels, the grain is dried in a large kiln. After drying, the grain (now called "malt") is stored for four to eight weeks and then milled. The Company purchases regular and specialty malts from malting companies in North America. The "mashing" process begins when the ground malt is mixed with water. This mixture is called "mash" and is heated and stirred. The mash mixture then flows into a lauter tub, which removes strains and filters the mash to remove the malt husks. After the straining is complete, clear liquid called "wort" passes to a brewkettle. In this "boiling and hopping" stage, dried flowers of the hop vine are added to the wort and the mixture is boiled in the brewkettle for one to two hours. Hops add flavor to the beer and prevent spoiling. The specific mixture of the grain and the hops, and the brewing time and temperature affect the flavor and color of the beer. After the hops are strained off, the wort has its unique flavor and amber color. The beer is then transferred to the fermenting cellars and yeast is added to the wort, which then ferments for one to two weeks creating alcohol and carbon dioxide. The wort is then transferred to the Ruh or resting cellars. The next step is called "filtration" where yeasts and unwanted proteins are removed to give beer its brilliant clarity after which it is carbonated using carbon dioxide that was given off and collected during the fermentation stage. Finally, the beer is transferred to the "government cellars" or holding tanks where it is stored before being sent to the production lines where it is packaged in kegs, bottles or cans.


COMPANY PRODUCTS

            In December 1991, the Company commenced its product sales by introducing Landmark and reintroducing both the Grain Belt and Grain Belt Premium labels that had been acquired from Heileman. The Company followed with the introduction of "Pig's Eye Pilsner" and Pig's Eye Lean, in 1992. The Company introduced Pigs Eye Ice and Pig's Eye Non-alcoholic beer in December 1993 and Pig's Eye Red in February of 1995. Minnesota Brew entered the market in April of 1995. Yellow Belly was brought to the market in April of 1996 and Brewers Cave products were introduced in October of 1996. In 1998, Yellow Belly Margarita and Long Island T were introduced. The Company has new products in various stages of testing at the present time.

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

            GRAIN BELT BOCH. A rich dark amber beer brewed according to the traditional German "Reinheitsgebot" (all natural) with a full body taste and dark hue that comes from a brewing formula using specialty malt and imported hops. This beer is also sold under the name Landmark Boch.

            GRAIN BELT OKTOBERFEST. A German-type lager beer brewed according to the traditional German Reinheitsgebot. This product is very flavorful, full-bodied and copper colored, due to special malts and German hops. This beer is also sold under the name Landmark Oktoberfest.

            YELLOW BELLY. An alcoholic alternative beverage, Yellow Belly is a quality malt beverage with select lemon, Margarita and Long Island T flavors that provide a distinctive refreshing taste.

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

            The Company also began to produce brewed malt liquids under contract production arrangements in 1995. MBC brews the liquid, then the liquid is shipped out prior to fermentation and dried by the customer for use by home brewers. The brewed malt liquids are finished and sold to others by third parties.

            At the end of 1997, the Company began producing malt extract for a third party. This production can be done by the Company at a significantly lower cost per barrel, and as a result less revenue per barrel than other products it produces. During 1998 the Company produced 94,000 barrels under this arrangement.

            In 1998, the Company became certified to brew organic beer. The Company began producing this product for a contract customer during the year.


EXPORT SALES

            The Company also ships to Korea, Japan and China. (See Note 6 of Notes to Financial Statements for Export Sales Information.) Substantially all export sales are made through brokers and are marketed and sold primarily on the basis of price. Although the Company intends to pursue this market as opportunities present themselves, export sales may vary significantly from year to year. The Company has granted exclusive brands to various brokers to enhance the distribution of its products. During 1998, export sales were approximately 18% of net sales. See Note 6 to the financial statements for sales by major product line.


SALES AND MARKETING

            The Company's beverages are sold on an "on sale" basis in restaurants, bars and sports arenas and on an "off sale" basis primarily through liquor stores, convenience stores and supermarkets. The product is marketed and delivered to these retailers by independent beverage distributors. Although the Company generally grants its distributors exclusive rights to sell its proprietary products within a defined territory, most of the Company's distributors carry products of other beer producers. Written agreements with the Company's distributors vary, but are generally perpetual or multi-year agreements and terminable by either party for breach of the contract or upon specified notice periods. If the Company terminates an agreement without cause, however, it maybe required to pay the distributor an amount equal to the distributor's net earnings from sales of the Company's products during the most recently completed fiscal year. The Company has written agreements with all of its largest distributors and with all but a few of its smaller distributors.

            During 1998, the Company's three largest distributors accounted for 26.0% of the Company's total sales. The Company believes that as its sales increase, sales by any one distributor will account for a decreasing percentage of total revenues.

            Distributors place product orders directly with the Company. The process of brewing generally takes three to five weeks, after which the products are packaged for sale in returnable bottles, non-returnable bottles, cans or kegs. Finished products are stored in the Company's warehouse until distributors pick them up.

                            PRODUCT SHIPPING ACTIVITY

            The following table indicates, for the periods shown, the Company's total sales in barrelage by product line.

                       Proprietary      Contracts and
                         Brands         Private Label       Export       Total
                         ------         -------------       ------       -----

1997
----

First Quarter            28,801            29,280           12,223        70,304
Second Quarter           45,042            29,797           38,757       113,596
Third Quarter            40,148            33,396            9,932        83,476
Fourth Quarter           29,708            27,103            7,911        64,722
                        -------           -------           ------       -------
  Yearly Total          143,699           119,576           68,823       332,098

Percent of Total          43.3%             36.0%            20.7%        100.0%


1998
----

First Quarter            25,434            31,935            5,869        63,238
Second Quarter           34,376            30,578           17,969        82,923
Third Quarter            32,381            29,190           14,039        75,610
Fourth Quarter           25,725            45,450           16,173        87,348
                        -------           -------           ------       -------
  Yearly total          117,916           137,153           54,050       309,119

Percent of Total          38.1%             44.4%            17.5%        100.0%


            Sales of beer are customarily at their lowest levels in the first and fourth quarters of each year and at their highest levels in the second and third quarters. The 1998 fourth quarter sales for the Company were higher than normal due to an increase in contracts and private label arrangements.
This is primarily due to the Company's production of malt extract for a food products company.


PACKAGING AND RAW MATERIALS

            The malted barley, hops and yeast used to produce the Company's beer are readily available from several alternative sources in North America. Because the Company is not dependent on any one supplier for these ingredients, the Company believes a continuous supply of raw materials will be readily available for its brewing operations.

            The Company's products are packaged in bottles, cans or kegs. In 1998, 63.2% of the Company's total production was packaged in aluminum cans, and 36.7% was packed in returnable and non-returnable glass bottles. The remainder of the beer sold was packaged in quarter-barrel and half-barrel stainless steel kegs.

            The Company uses corrugated cardboard boxes and fiberboard boxes for the shipping of its bottles and cans. Although the Company buys all of its aluminum cans from a single source and most of its non-returnable glass bottles and cartons from a single source, the Company has not experienced any difficulties in obtaining supply in the past and does not anticipate any shortages in the future. Although the Company is required to provide its can and bottle producer with advance orders regarding the number and types of containers, the Company believes that it would be able to obtain comparable products elsewhere at competitive prices if it were unable to continue to obtain cans, bottles or cardboard containers from any of its current suppliers.


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

            Certain states and local jurisdictions have adopted restrictive packaging laws and regulations for beverages that generally require deposits or advanced disposal fees on packages or restricts certain packaging options. Because the most significant portion of the Company's sales are in Minnesota (which does not have such laws), these laws have not had a significant effect on the Company's sales. The federal government and a number of additional states and local jurisdictions continue to consider similar legislation or regulations, the adoption of which might require the Company to incur significant capital expenditures.


TRADEMARKS

            The Company has obtained federal or state registration for a number of its trademarks including "Grain Belt", "Pig's Eye", "Yellow Belly", "Mount Simon" and "Minnesota Brew". The Company has also applied for trademark protection for certain of its trademarks in foreign jurisdictions, and has received protection in some of these jurisdictions.


MARKETING

            The Company's primary marketing strategy focused on sales in Minnesota, particularly the Twin Cities of Minneapolis and Saint Paul. The Company has utilized the media in the Twin Cities market by issuing press releases on a timely basis regarding the Company and its products. General marketing plans call for use of radio, outdoor billboards and print advertising in Minnesota. The Company also intends to use one or more of these methods in additional markets as it expands.

            The Company also engages in a number of promotional activities. The Company currently gives tours of its brewery and operates a gift shop for the purchase of promotional items. The Company also sells promotional items through a third party mail order company. Point-of-sale advertising in the form of floor display, banners, shelf and cooler labels and neon signs are employed to stimulate sales in liquor stores, bars and restaurants.

            The Company focuses its marketing expenditures in markets where it believes its efforts will be most effective in increasing sales. Current marketing expenditures focus on the redesign of its products packaging or other steps that improve the attractive shelf appeal of its products.


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


EMPLOYEES

            As of March 26, 1999, the Company has approximately 131 full-time equivalent employees. Key areas are summarized below:

            The Company has 115 employees that work in production, including brewing, bottling, packaging, warehouse, engineering and equipment maintenance, 7 employees in sales and marketing and 9 employees in administration. Of the Company's employees, 103 work pursuant to five separate union contracts, all of which expired on March 31, 1999. Negotiations with the bargaining units are ongoing and management believes that new contract agreements will be negotiated. There is a possibility, however, that any or all of these units could strike sometime after April 23, 1999.

            In connection with the formation of the Company in 1991, the Company established the Minnesota Brewing Company Employee Stock Ownership Plan ("ESOP"), which covers all the Company's employees other than those, covered by two of the union contracts.


GOPHER STATE ETHANOL

            Beginning in 1997 and throughout 1998 the Company has investigated and begun to develop a business for the production of ethanol. Ethanol is principally produced from the processing of corn including its fermentation into fuel grade alcohol. To date, the Company, along with the Partnership and other investors are negotiating with third party lenders to finance the construction of an ethanol facility at the Company's current location. Because of the significant cost of the facility, the Company has solicited investors to satisfy lenders request for equity and as a consequence the Company will have a minority interest in the ethanol operation. There can be no assurance that the ethanol operation will be implemented as it is subject to lender and investor's final approval. If the ethanol facility is constructed at the proposed site, it is expected to reduce the Company's operating expenses and allow for payment of management fees to the Company.


ITEM 2. PROPERTY

            The Company's offices, brewery and warehouse facilities are located on approximately 10 acres of property in Saint Paul, Minnesota.

            A prior owner of the facilities, Heileman, acquired the facility in 1972 and invested significant amounts in expanding and modernizing the brewery, which has been a landmark in Saint Paul since the 1850's. Major brewhouse and government cellar renovations were completed in 1984, which increased the brewery's annual production capacity to its present level of approximately 2.2 million barrels per year. In 1980, the brewery drilled a well over 1,000 feet to tap a high quality source of water. The Company believes that the brewery and equipment are in good condition. The brewery operations and production facility consist of:

            BREWKETTLE: Two kettles, 385 barrels and 410 barrels, to brew each batch, are used in the initial stage of product production and require up to three hours.

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

            PACKAGING LINES: The Company has three separate packaging lines with capacity from 1,500 cases of bottles per hour per line to 2,500 cases of cans per hour. The three packaging lines have filler speeds ranging from 600 bottles a minute per line to 1,050 cans per minute. One of the lines is designed to fill 12 oz. and 16 oz. cans, one is designed to fill 12 oz, 22 oz, 32 oz. and 40 oz. non-returnable bottles and one is designed to fill 12 oz. returnable bottles.

            RACKING LINE: The Company's racking line can fill up to 300 kegs (1/2 and 1/4 barrels) in an hour.

            WAREHOUSE: The Company's total warehousing capacity is 137,400 square feet, with capacity to store up to 850,000 cases in a 123,000 square foot warehouse and a refrigerated keg storage area of 14,400 square feet. The warehousing facility opens to 20 shipping docks, including 17 devoted to truck-loading and three rail loading docks on its rail siding located on the property and served by the Soo Line and the Chicago Northwest Railroads.

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

            Until March 29, 1999, the Partnership retained ownership of all of the Company's real property, buildings, water wells, and equipment used in the brewing process, and leased the real property to the Company.

            The lease agreement gave the Company the right to purchase the facility and equipment at any time over the term of the lease after November 30, 1995 for eight times trailing 12-month lease payments, which, as of December 31, 1998, amounted to approximately $4.9 million. The agreements also allowed the Partnership to acquire additional equipment or replacement equipment needed by the Company and lease it to the Company over the taxable depreciable life of the equipment with an interest rate of two points over the applicable treasury rate.

            On March 29, 1999, the Partnership contributed its interest in the real estate and equipment that had been previously leased to the Company to Gopher State, which intends to produce ethanol. Gopher State has obtained interim financing to proceed with an engineering study to determine the feasibility of building an ethanol plant. On March 29, 1999, the Company and Gopher State entered into a new lease agreement for the same land, building and production equipment that the Company had previously leased from the Partnership. The new lease agreement provides for rent of $25,000 per month and has an initial term of 10 years, with a provision for three successive 10 year renewals.


ITEM 3. LEGAL PROCEEDINGS

            None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            The Company's common stock is traded on the Nasdaq SmallCap system under the symbol MBRW. The following table sets forth the high and low closing bid prices for the Company's common stock for 1997 and 1998.

                                              Low              High
                                              ---              ----
1997

First Quarter                               $  3.13          $  5.38
Second Quarter                                 2.63             4.25
Third Quarter                                  2.50             3.75
Fourth Quarter                                 1.38             3.00

1998

First Quarter                               $  1.25          $  3.56
Second Quarter                                 1.75             3.38
Third Quarter                                  1.50             2.75
Fourth Quarter                                 1.75             2.75


These prices indicate interdealer prices without retail markup, markdowns or commissions.

            At March 23, 1999, the Company had 276 holders of record of its common stock. In addition, on that date one depository company held approximately 1,628,000 shares as nominees for an undetermined number of additional beneficial holders.

            The Company has not paid any dividends on its common stock and does not anticipate paying any in the foreseeable future. The Company's new line of credit agreement limits its ability to pay dividends.


RECENT SALE OF UNREGISTERED SECURITIES

            On March 31, 1999, the Company issued 607,745 shares of class A convertible preferred stock to the Partnership reflecting the conversion of an aggregate of $1,519,363 in indebtedness. The Company believes the transaction was exempt under Section 4(2) of the Security Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA

                                                                           Year Ended December 31

                                                     1998            1997            1996            1995            1994
                                                 ------------    ------------    ------------    ------------    ------------
STATEMENT OF OPERATIONS DATA:
     Net sales ...............................   $ 14,763,247    $ 18,100,532    $ 24,875,349    $ 31,383,508    $ 25,221,588
     Cost of goods sold ......................     13,614,401      18,555,849      23,331,116      28,199,229      21,525,720
                                                 ------------    ------------    ------------    ------------    ------------
     Gross profit (loss) .....................      1,148,846        (455,317)      1,544,233       3,184,279       3,695,868
                                                 ------------    ------------    ------------    ------------    ------------
     Operating expenses:
       Advertising ...........................        623,853       1,193,348       1,123,996       1,594,267       1,728,073
       Sales and marketing ...................        690,101         718,764         747,809         719,659         598,727
       Administrative ........................        979,484       1,057,241         855,255         714,050         615,631
       Provision for doubtful accounts .......         90,000         492,000         601,000          25,000          55,000
                                                 ------------    ------------    ------------    ------------    ------------
           Total operating expenses ..........      2,383,438       3,461,353       3,328,060       3,052,976       2,997,431
                                                 ------------    ------------    ------------    ------------    ------------
     Operating income (loss) .................     (1,234,592)     (3,916,670)     (1,783,827)        131,303         698,437
     Other income (expense), net .............       (173,286)       (100,386)        (78,641)       (105,341)        (93,204)
                                                 ------------    ------------    ------------    ------------    ------------
     Net income (loss) before
       Income tax benefit ....................     (1,407,878)     (4,017,056)     (1,862,468)         25,962         605,233
     Income tax (benefit) ....................        (28,000)        293,000              --              --        (222,000)
                                                 ------------    ------------    ------------    ------------    ------------
     Net income (loss) .......................     (1,379,878)     (4,310,056)   $ (1,862,468)   $     25,962    $    827,233
                                                 ============    ============    ============    ============    ============

     Net income (loss) per common share (1) ..   $      (0.40)   $      (1.27)   $      (0.55)   $       0.01    $       0.25
     Weighted average common shares
       outstanding (basic) ...................      3,425,961       3,389,211       3,374,155       3,351,308       3,330,088

OPERATING DATA (in barrels sold):
     Domestic ................................        117,916         143,699         157,797         145,809         140,199
     Contract ................................        137,153         119,576         187,108         348,840         290,187
     Export ..................................         54,050          68,823          84,414         106,983          73,667
                                                 ------------    ------------    ------------    ------------    ------------
     Total ...................................        309,119         332,098         429,319         601,632         504,053
                                                 ============    ============    ============    ============    ============

                                                 December 31,    December 31,    December 31,    December 31,    December 3l,
                                                     1998            1997            1996            1995            1994
                                                 ------------    ------------    ------------    ------------    ------------

BALANCE SHEET DATA:
     Working capital .........................   $    231,017    $  1,044,938    $  4,342,653    $  6,327,913    $  6,788,661
     Total assets ............................      8,448,579       8,275,426      10,775,228      12,189,503      13,363,949
     Long-term debt, net .....................      1,261,921       2,391,081       1,753,454       1,982,428       2,194,380
     Shareholders' equity ....................      2,934,352       2,787,910       7,097,966       8,787,484       8,658,022


     (1) The net income (loss) per share were the same under the basic and diluted methods for calculation in each period presented.

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


RESULTS OF OPERATIONS

            The table below sets forth for the periods indicated the percentage of net sales represented by items included in the Company's Statement of
Operations:

                                              YEAR ENDED        YEAR ENDED        YEAR ENDED
                                             DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                                 1998              1997               1996
                                             ------------      -----------       ------------
Net sales..................................     100.0%            100.0%            100.0%
Cost of goods sold.........................      92.2             102.5              93.8
                                                -----             -----             -----
Gross profit (loss)........................       7.8              (2.5)              6.2
Advertising................................       4.2               6.6               4.5
Sales and marketing........................       4.7               4.0               3.0
Administrative.............................       6.6               5.8               3.4
Provision for doubtful accounts............       0.6               2.7               2.4
Operating loss.............................      (8.3)            (21.6)             (7.2)
Other expense, net.........................      (1.2)             (0.6)             (0.3)
Income tax (benefit) expense...............      (0.2)              1.6                --
Net loss...................................      (9.3)            (23.8)             (7.5)
                                                =====             =====             =====

            YEAR ENDED DECEMBER 31, 1998 COMPARED TO 1997

            Net sales for 1998 were $14,763,247, an 18.4% decrease from the net sales for 1997 of $18,100,532. Total barrels sold in 1998 were 309,119, a 6.9% decrease compared to 332,098 barrels sold in 1997. Due to product mix and because the Company's contract customers purchase all or part of their own packaging materials, the percentage decrease in barrels can vary from the percentage decrease in net sales.

            Sales of proprietary brands decreased 10.6% from 1997 sales of $12,054,000 to 1998 sales of $10,780,000. The decrease in the sales primarily relates to a decline in the sales of Pig's Eye products and was partially offset by the continuing increase in sales of Grain Belt Premium, the Company's leading brand.

            Sales from brewing agreements and contract packaging decreased $2,358,000 from $4,495,000 in 1997 to $2,137,000 in 1998 for a 52.5% decease.
Sales of packaged contract products declined due to the continuing policy of establishing tighter control over customer credit. The Company is taking steps to increase volume from existing accounts and the addition of new contracts that can meet the Company's credit standards.

            Export sales decreased 18.5% from $3,276,000 in 1997 to $2,671,000 in 1998. This decline is directly attributable to the economic downturn experienced by its primary customers in Asia. The Company is hopeful that it will experience an increase in export sales during 1999 based upon its existing accounts and new contractual agreements.

            While net sales decreased 18.4% in 1998 when compared to 1997, costs of goods sold decreased 26.6%. The Company experienced an increase in its gross margin from a loss of 2.5% in 1997 to a positive 7.8% in 1998. The larger percentage decrease in cost of goods sold versus the decrease in net sales was attributable to the large decrease in the fixed level of plant operating overhead due to plant layoffs, cost containment measures, and the reduction of certain utilities. The cost of goods sold in 1997 included a significant cost for the disposition of obsolete and discontinued inventory items.

            Operating expenses decreased $1,077,915 in 1998 and as a percentage of net sales they decreased from 19.1% in 1997 to 16.1% in 1998. Of this amount, advertising expenses decreased $569,495, or 47.7%, from 1997 to 1998 due to budgeting constraints and the cancellation by the University of Minnesota of the Company's sponsorship program. Sales and marketing expenses decreased $28,663, or 4.0% from 1997 to 1998 due to cost containment measures implemented during 1998.

            General and administrative expenses decreased $77,757 from 1997 to 1998, and as a percentage of net sales increased from 5.8% in 1997 to 6.6% in 1998. The provision for doubtful accounts decreased $402,000 from 1997 to 1998. This decrease can be attributed to tighter credit policies and improved collection efforts.

            Interest income decreased from $34,583 in 1997 to $15,356 in 1998 reflecting a reduction in available investable funds. The Company's interest expense increased $163,235 from 1997 to 1998 due primarily to working capital borrowings during 1998. The Company had a working capital line of credit in effect with the Partnership in 1998.

            During 1997 and 1998, the Company operated significantly below its production capacity. Therefore, in order to attain a profitable level of operations the Company will continue to seek to increase its sales and production volume. Management continues to pursue opportunities to increase sales volume at profitable margins. Even though sales of proprietary brands decreased during 1998, management believes that the growth of its proprietary labels offers the best opportunity for achieving operating profits in the long term and has increased its efforts on the growth of its proprietary products. An emphasis has been placed on the promotion of these proprietary labels and the generations of additional sales in the Company's core geographic market areas. In addition, management anticipates growth in both its contract products and export sales. Management believes these anticipated increases in sales volume during 1999 will help the Company operate at a significantly higher level of capacity thereby increasing overall profitability.


            YEAR ENDED DECEMBER 31, 1997 COMPARED TO 1996

            Net sales for 1997 were $18,100,532, a 27.2% decrease from the net sales for 1996 of $24,875,349. Total barrels sold in 1997 were 332,098, a 22.6% decrease compared to 429,319 barrels sold in 1996. Due to product mix and because the Company's contract customers purchase all or part of their own packaging materials, the percentage decrease in barrels can vary from the percentage decrease in net sales.

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

            Export sales decreased 18.5% from 84,414 barrels in 1996 to 68,823 barrels in 1997. Because the Company sells its export brands at prices lower than domestic sales, these export sales are a lower percentage of net sales than a percentage of total barrelage.

            While net sales decreased 27.2% in 1997 when compared to 1996, costs of goods sold only decreased 20.5%. The smaller percentage decrease in cost of goods sold versus the decrease in net sales was attributable to the fixed level of plant operating overhead, which remained relatively stable even though the sales fell short of the Company's expectations. Therefore, the Company experienced a decline in its gross margin from 6.2% in 1996 to a loss of 2.5% in

1997 principally from a shortfall in sales. In addition, because of the lower level of sales than anticipated and the existence of slow moving and dated products, the Company added $672,000 to its inventory valuation reserve during 1997 with a corresponding unfavorable adjustment to cost of sales.

            In addition to the inventory valuation adjustment, the decline in gross profit from 1996 to 1997 was attributable to the reduction in sales to a level that was not sufficient to absorb overhead costs. The decline in gross profit was also attributable to contract prices that were below costs, based on the Company's current production levels.

            Operating expenses were $133,293 greater in 1997 than in 1996 and as a percentage of net sales they increased from 13.4% in 1996 to 19.1% in 1997. Of this amount, advertising expenses increased $69,352, or 6.2%, from 1996 to 1997 due to the Company's commitments to its new brands. Sales and marketing expenses decreased $29,045, or 3.9% from 1996 to 1997 due to reduced staffing.

            General and administrative expenses increased $201,986 from 1996 to 1997, and as a percentage of net sales; they increased from 3.4% in 1996 to 5.8% in 1997. The change was primarily due to the fact that professional fees, shareholder relation cost, and severance costs exceeded 1996 levels. The provision for doubtful accounts decreased $109,000 from 1996 to 1997.

            Interest income decreased from $84,000 in 1996 to $46,816 in 1997 reflecting a reduction in available investable funds. The Company's interest expense decreased $15,439 from 1996 to 1997 principally associated with the scheduled reduction in principal of the capitalized lease covering plant and equipment.


LIQUIDITY AND CAPITAL RESOURCES

            Working capital at December 31, 1998 decreased $813,921 from $1.0 million at December 31, 1997. The decrease is primarily attributable to decreases of $398,618 in cash partially offset by an increase in accounts receivable of $305,288. Also, a treasury bill and amounts due from a related party amounted to $777,104 in 1998. A reduction in inventories of $292,079 as a result of decreased volume during 1998 and an increase in short-term borrowings of $1,324,961 offset this. These borrowings reflected the only financing activities for the Company during 1998.

            During the year ended December 31, 1998, the Company used $261,361 of net cash in operating activities, which was due in large part, to the net loss of $1,379,878. Other factors included decreases in various valuation allowances totaling $319,000, an increase of $249,288 in accounts receivable, a decrease in accounts payable and accrued expenses of $277,324. These amounts were partially offset by depreciation and amortization of $942,912, a decrease in inventories of $466,079, a decrease in prepaid expenses of $49,745 and increases in the amounts due to related party of $505,393.

            The Company used net cash of $1,462,218 for investing activities due to the purchase of $610,542 of property and equipment and $89,185 in the purchase of intangible assets for branded products. In addition to these normal capital expenditures, a treasury bill was purchased for $474,961 and $287,530 which was advanced to Gopher State Ethanol. The Company will be a minority-owner in this company that is scheduled to begin operations in 2000.
See discussion on Gopher State Ethanol below.

            In conjunction with the Company's initial public offering in November of 1993, the Company's existing operating leases were converted to capitalized leases and the obligations were reflected as property and equipment and long-term debt in the financial statements. The debt was being amortized over 10 years at a 7.75% interest rate.

            The Company had an option to acquire the property at eight times the trailing twelve months rent any time after December 1, 1995. Based upon 1998 lease payments, the purchase price would be approximately $4.9 million at December 31, 1998.

            On March 29, 1999, the Company and the Partnership terminated their lease agreement. The Partnership also contributed its interest in the real estate and equipment that had been previously leased to the Company to Gopher State, which will be involved in the production of ethanol. On March 29, 1999, the Company and Gopher State entered into a new lease agreement for the same land, building and production equipment that the Company had previously leased from the Partnership. The new lease agreement provides for rent of $25,000 per month and has an initial term of 10 years. There are no provisions for production rent in the new agreement. Management estimates that as a result of this new arrangement, approximately $300,000 of annual operating expenses will be eliminated.

            The Company issued 547,614 shares of class A convertible preferred stock to the Partnership in satisfaction of $1,369,036 owed for deferred rents and accrued interest at December 31, 1998. The preferred shares have a 9% cumulative dividend rate and are convertible into common stock at the rate of one share of common stock per share of preferred stock. On March 31, 1999, the partnership converted an additional $150,327 of debt into 60,131 additional shares of class A stock. The dividends can be deferred and if they are not paid, they accumulates without interest.

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

            The Company is a party to collective bargaining agreements with five union organizations, which ran for a three-year term, ended March 31, 1999. Contract negotiation with the union organization representatives is ongoing and members have agreed to continue working under the previous contracts until new contracts have been negotiated. Negotiations with the bargaining units are ongoing and management believes that new contract agreements will be negotiated. There is a possibility, however, that any or all of these units could strike sometime after April 23, 1999.

            As of December 31, 1998, the Company had net operating loss carryforwards totaling $8.3 million. The carryforwards expires as follows:

                 Year of Expiration           Amount
                 ------------------           ------

                        2007                  $1.3 million
                        2011                  $1.5 million
                        2012                  $3.9 million
                        2018                  $1.6 million


FINANCING

            In 1998, the Company had a $2.5 million line of credit agreement with the Partnership. Advances under the line of credit accrue interest at the higher of the prime rate of interest plus 1.0 percent or 9 percent. The line was secured by substantially all the assets of the Company. This line of credit agreement expired on January 1, 1999, the Company was unable to pay all amounts due under the line and as a result the Company was in default under this agreement. On April 15, 1999, the Partnership committed to amend the line of credit agreement with the Company thereby curing the default that existed at that date. The amended line of credit, which expires on April 15, 2002, will provide borrowings up to $1.5 million.

            In order to achieve its 1999 plans, the Company will require additional funds from equity or debt to meet its working capital and capital resource plans. On April 15, 1999, the Company obtained a bank line of credit of $3.0 million, subject to certain borrowing base restrictions. The line of credit agreement, which expires on April 15, 2002, contains covenants, which include prohibiting the Company from paying dividends as well as requiring the Company to maintain certain financial requirements. Substantially all of the Company assets are pledged as collateral under this line of credit.

            Management believes that this bank line of credit along with the amended line of credit agreement with the Partnership will be sufficient to meet working capital during 1999.


Y2K ISSUE

            The Company is committed to ensuring that there is no impediment to its business operation because of internal systems failures associated with the Y2K date problem. The Y2K issue relates to the inability of certain information systems to properly recognize and process dates containing the Year 2000 and beyond and is further committed to control external factors to the extent possible.

            The Company obtained information from its software vendor that was used in assessing whether or not the Company is Y2K compliant. In addition, the Company has identified and tested the systems it believes are critical and the test results indicate that these systems are Y2K compliant or will become Y2K compliant with additional software upgrades by June 30, 1999. These software upgrades were identified by the independent verification of its software vendor and involve embedded microprocessors. The Company will continually test and establish compliance with respect to all of its existing systems, potential upgrades and new acquisitions. Regardless of the Y2K compliance of the Company's systems and products, there can be no assurance that the Company will not be adversely affected by the failure of third parties to become Y2K compliant. However, the Company's five largest vendors have represented themselves as being Y2K compliant. The Company has not currently established contingency plans, but has established a committee to assess its need for contingency plans during 1999.

            The Company has not incurred any material expenditures in connection with identifying or evaluating Y2K compliance issues. The Company estimates that it will incur approximately $30,000 in software upgrades necessary for Y2K compliance.


FORWARD-LOOKING STATEMENTS

            Statements included in this Annual Report on Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. Among these risks and uncertainties are information included in this Annual Report on Form 10-K which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology constitutes forward-looking information. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) competition within the brewing industry resulting from the increased number of brewers and available beers,
(ii) the Company's ability to continue to achieve and maintain contract brewing arrangements; (iii) the success of the Company's proprietary brands, including its reliance upon distributors, and (iv) the Company's continued ability to sell products for export.




RECENTLY ISSUED ACCOUNTING STANDARDS

SEGMENT INFORMATION: Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 superseded

SFAS No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position, but did require the disclosure of sales by major product line. See
Note 6 to the financial statements for disclosures about the Company's operating segments.

REPORTING COMPREHENSIVE INCOME: As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on available-for-sale securities and certain other items, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. For the Company, reporting comprehensive income would be equivalent to reporting operating results in the statement of operations.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

            Not applicable


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The following financial statements of the Company are set forth in this Form 10-K:

                                                                            Page
             Report of Independent Auditor
             McGladrey & Pullen, LLP.......................................  F-1

             Balance Sheets as of December 31, 1998 and 1997...............  F-2

             Statements of Operations for the years
             ended December 31, 1998, 1997 and 1996........................  F-4

             Statements of Shareholders' Equity for
             the years ended December 31, 1998, 1997 and 1996..............  F-5

             Statements of Cash Flows for the years
             ended December 31, 1998, 1997 and 1996........................  F-6

             Notes to Financial Statements for the years
             ended December 31, 1998, 1997 and 1996........................  F-8


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

            Information required under this item with respect to the directors is contained in the Section "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Annual Meeting of Shareholders (the "1999 Proxy Statement"), a definitive copy of which will be filed with the Commission within 120 days of the close of the past fiscal year and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

            Information required under this item is contained in the Section entitled "Executive Compensation" in the Company's 1999 Proxy Statement and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            Information required under this item is contained in the Section entitled "Shareholdings of Principal Shareholders and Management" in the Company's 1999 Proxy Statement and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Information required under this item is contained in the Section entitled "Certain Transactions" in the Company's 1999 Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)         Documents filed as Part of this Report

            (1) Financial Statements. The financial statements included in this Form 10-K as listed in Item 8.
            (2)      Financial Statement Schedules.

                     Independent Auditor's Report on Schedules for Years
                        Ended December 31, 1998, 1997 and 1996 ............ Page F-1
                     Schedule II  Valuation and Qualifying Accounts ....... Page F-20

(b)         Reports on Form 8-K
            The Company filed no reports on Form 8-K during the quarter ended December 31, 1998.

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

   3.2      Bylaws of the Company incorporated by reference from Exhibit 3.2 to
              Form SB-2

   3.3      Certificate of Rights and Preferences of Class A Convertible
              Preferred Stock

  10.1      Lease dated March 29, 1999 between Minnesota Brewing Company and
              Gopher State Ethanol, LLC

  10.2      Minnesota Brewing Company 1993 Stock Option Plan

  23        Consent of McGladrey & Pullen, LLP

                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated April 15, 1999          MINNESOTA BREWING COMPANY



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

            Signature                                   Title


 /s/ Bruce E. Hendry                           Chairman of the Board
----------------------------------
Bruce E. Hendry


 /s/ John J. Lee                               President, Chief Executive
----------------------------------             Officer and Director
John J. Lee


 /s/ Michael C. Hime                           Vice President of Finance
----------------------------------             Chief Financial Officer
Michael C. Hime


 /s/ James A. Potter                           Director
----------------------------------
James A. Potter


 /s/  Greg C. Heinemann                        Director
----------------------------------
Greg C. Heinemann


 /s/  Robert Awsumb                            Director
----------------------------------
Robert Awsumb


 /s/ Richard A. Perrine                        Director
----------------------------------
Richard A. Perrine

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
  and Shareholders
Minnesota Brewing Company
St. Paul, Minnesota

We have audited the accompanying balance sheets of Minnesota Brewing Company as of December 31, 1998 and 1997, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Minnesota Brewing Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Our audit of the financial statements of Minnesota Brewing Company included
Schedule II, contained herein, for the years ended December 31, 1998, 1997, and 1996. In our opinion, such schedule presents fairly the information required to be set forth therein, in conformity with generally accepted accounting principles.

                                          McGLADREY & PULLEN, LLP


Minneapolis, Minnesota
February 26, 1999 (April 15, 1999,
  as to Note 2)

MINNESOTA BREWING COMPANY

BALANCE SHEETS
DECEMBER 31, 1998 AND 1997


ASSETS                                                                        1998            1997
------------------------------------------------------------------------------------------------------
Current Assets
       Cash and cash equivalents                                          $    67,366     $   465,984
       Trade accounts receivable, less allowance for doubtful accounts
            of $250,000 in 1998 and $306,000 in 1997 (Note 6)               1,064,638         759,350
       Due from related party (Note 3)                                        302,143              --
       Treasury bill, pledged                                                 474,961              --
       Inventories                                                          2,473,039       2,765,118
       Prepaid expenses                                                       101,176         150,921
                                                                         -----------------------------
                          TOTAL CURRENT ASSETS                              4,483,323       4,141,373
                                                                         -----------------------------

Other Assets
       Trademarks, net of accumulated amortization of $99,000 in 1998
            and $73,000 in 1997                                               263,189         221,577
       Other intangible assets, principally packaging design, net of accumulated amortization of $445,000 in 1998 and $315,000
            in 1997                                                           220,418         291,209
                                                                         -----------------------------
                                                                              483,607         512,786
                                                                         -----------------------------

Property and Equipment (Note 3)
       Land and building under capital lease                                1,899,574       1,899,574
       Display fixtures and equipment                                       1,390,537       1,168,706
       Production equipment, including capitalized lease                    3,115,399       2,722,960
       Office equipment                                                       177,465         172,890
       Leasehold improvements                                                 171,740         123,347
                                                                         -----------------------------
                                                                            6,754,715       6,087,477

       Less accumulated depreciation and amortization                      (3,273,066)     (2,466,210)
                                                                         -----------------------------
                                                                            3,481,649       3,621,267
                                                                         -----------------------------
                                                                          $ 8,448,579     $ 8,275,426
                                                                         =============================

See Notes to Financial Statements.


LIABILITIES AND SHAREHOLDERS' EQUITY                                       1998             1997
----------------------------------------------------------------------------------------------------
Current Liabilities
       Trade accounts payable                                         $  2,002,197     $  2,197,100
       Related-party line of credit (Note 3)                             1,324,961               --
       Current maturities of capital lease obligation (Note 3)             265,517               --
       Accrued expenses:
            Compensation                                                   497,155          602,811
            Beverage tax                                                   113,796          126,073
            Other                                                           48,680          170,451
                                                                     -------------------------------
                                                                         4,252,306        3,096,435
                                                                     -------------------------------


Long-Term Debt (Note 3)
       Due to related party                                                     --          263,036
       Capital lease obligation, less current maturities (Note 3)        1,261,921        2,128,045
                                                                     -------------------------------
                                                                         1,261,921        2,391,081
                                                                     -------------------------------


Commitments and Contingencies (Notes 2, 3, 4, 5, and 8)


Shareholders' Equity (Notes 3, 4, and 5)
       Common stock, $0.01 par value; 10,000,000 shares authorized          34,627           33,892
       Preferred stock, 700,000 shares authorized, 9 percent
            cumulative dividend; 547,614 shares issued                   1,369,036               --
       Additional paid-in capital                                       10,592,217       10,435,668
       Accumulated deficit                                              (9,061,528)      (7,681,650)
                                                                     -------------------------------
                                                                         2,934,352        2,787,910
                                                                     -------------------------------
                                                                      $  8,448,579     $  8,275,426
                                                                     ===============================

See Notes to Financial Statements.

MINNESOTA BREWING COMPANY

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                   1998             1997             1996
-------------------------------------------------------------------------------------------------------------
Sales (Note 6)                                                $ 16,366,830     $ 20,419,205     $ 27,983,345
Less excise taxes                                               (1,603,583)      (2,318,673)      (3,107,996)
                                                             ------------------------------------------------
                          NET SALES                             14,763,247       18,100,532       24,875,349

Cost of goods sold (Note 3)                                     13,614,401       18,555,849       23,331,116
                                                             ------------------------------------------------
                                                                 1,148,846         (455,317)       1,544,233
                                                             ------------------------------------------------

Operating expenses:
       Advertising                                                 623,853        1,193,348        1,123,996
       Sales and marketing                                         690,101          718,764          747,809
       General and administrative (Note 3)                         979,484        1,057,241          855,255
       Provision for doubtful accounts                              90,000          492,000          601,000
                                                             ------------------------------------------------
                          TOTAL OPERATING EXPENSES               2,383,438        3,461,353        3,328,060
                                                             ------------------------------------------------

                          OPERATING LOSS                        (1,234,592)      (3,916,670)      (1,783,827)
                                                             ------------------------------------------------

Other income (expense):
       Interest and other income                                   137,151           46,816           84,000
       Interest expense (Note 3)                                  (310,437)        (147,202)        (162,641)
                                                             ------------------------------------------------
                                                                  (173,286)        (100,386)         (78,641)
                                                             ------------------------------------------------

                          LOSS BEFORE INCOME TAX (BENEFIT)
                                  EXPENSE                       (1,407,878)      (4,017,056)      (1,862,468)

Income tax (benefit) expense (Note 7)                              (28,000)         293,000               --
                                                             ------------------------------------------------
                          NET LOSS                            $ (1,379,878)    $ (4,310,056)    $ (1,862,468)
                                                             ================================================

Net loss per common share, basic and diluted                  $      (0.40)    $      (1.27)    $      (0.55)
Weighted-average common and common equivalent
       shares outstanding                                        3,425,961        3,389,211        3,374,155

See Notes to Financial Statements.

MINNESOTA BREWING COMPANY

STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                   Common Stock                         Additional
                                            ------------------------      Preferred       Paid-In      Accumulated
                                               Shares        Amount         Stock         Capital         Deficit          Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                   3,351,611    $    33,516    $        --    $10,263,094    $(1,509,126)    $ 8,787,484
    Exercise of employee stock options          37,600            376             --        172,574             --         172,950
    Net loss                                        --             --             --             --     (1,862,468)     (1,862,468)
                                            ---------------------------------------------------------------------------------------
Balance, December 31, 1996                   3,389,211         33,892             --     10,435,668     (3,371,594)      7,097,966
    Net loss                                        --             --             --             --     (4,310,056)     (4,310,056)
                                            ---------------------------------------------------------------------------------------
Balance, December 31, 1997                   3,389,211         33,892             --     10,435,668     (7,681,650)      2,787,910
    Stock issued to employee stock
       ownership plan (Note 4)                  73,500            735             --        156,549             --         157,284
    Conversion of related-party debt to
       preferred stock (Note 3)                     --             --      1,369,036             --             --       1,369,036
    Net loss                                        --             --             --             --     (1,379,878)     (1,379,878)
                                            ---------------------------------------------------------------------------------------
Balance, December 31, 1998                   3,462,711    $    34,627    $ 1,369,036    $10,592,217    $(9,061,528)    $ 2,934,352
                                            =======================================================================================

See Notes to Financial Statements.

MINNESOTA BREWING COMPANY

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                     1998            1997            1996
-------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
       Net loss                                                  $(1,379,878)    $(4,310,056)    $(1,862,468)
       Adjustments to reconcile net loss to net cash
            (used in) provided by operating activities:
            Depreciation                                             788,161         754,822         616,695
            Amortization of intangible assets                        154,751         129,666          95,344
            Deferred income taxes                                         --         293,000              --
            Inventory valuation allowance                           (174,000)        221,743          73,277
            Intangible and other asset valuation allowance           (89,000)        127,000              --
            Changes in assets and liabilities:
                Trade accounts receivable                           (305,288)        366,655         981,285
                Inventories                                          466,079       1,545,671        (174,464)
                Prepaid expenses                                      49,745         (79,322)        (10,449)
                Trade accounts payable and accrued
                     expenses                                       (277,324)      1,421,653         488,893
                Amounts due to related party                         505,393         403,214          (1,698)
                                                                ---------------------------------------------
                          NET CASH (USED IN) PROVIDED BY
                                  OPERATING ACTIVITIES              (261,361)        874,046         206,415
                                                                ---------------------------------------------

Cash Flows From Investing Activities
       Amounts due from related party                               (287,530)        (14,613)             --
       Purchases of property and equipment                          (610,542)       (613,491)       (571,738)
       Purchases of held-to-maturity securities                     (474,961)             --      (1,477,025)
       Sales of held-to-maturity securities                               --              --       2,474,744
       Purchases of intangible and other assets                      (89,185)       (166,283)       (207,069)
                                                                ---------------------------------------------
                          NET CASH (USED IN) PROVIDED BY
                                  INVESTING ACTIVITIES            (1,462,218)       (794,387)        218,912
                                                                ---------------------------------------------

                                   (Continued)

MINNESOTA BREWING COMPANY

YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                     1998            1997            1996
-------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
       Principal payments under capital lease obligations                 --              --        (211,952)
       Net proceeds from borrowings on related-party
            line of credit                                         1,324,961              --              --
       Proceeds from exercise of employee stock options                   --              --         172,950
                                                                ---------------------------------------------
                          NET CASH PROVIDED BY (USED IN)
                                  FINANCING ACTIVITIES             1,324,961              --         (39,002)
                                                                ---------------------------------------------

                          NET (DECREASE) INCREASE IN CASH AND
                                  CASH EQUIVALENTS                  (398,618)         79,659         386,325

Cash and Cash Equivalents
       Beginning                                                     465,984         386,325              --
                                                                ---------------------------------------------
       Ending                                                    $    67,366     $   465,984     $   386,325
                                                                =============================================

Supplemental Disclosures of Cash Flow Information
       Cash payments for interest                                $        --     $        --     $   162,641
                                                                =============================================

Supplemental Disclosures of Noncash Investing and
       Financing Activities
       Conversion of debt to preferred stock                     $ 1,369,036     $        --     $        --
       Common stock issued to employee stock
            ownership plan in satisfaction of accrued
            compensation                                             157,284              --              --
                                                                =============================================

See Notes to Financial Statements.

MINNESOTA BREWING COMPANY

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND CONCENTRATION OF CREDIT RISK: Minnesota Brewing Company operates a brewery in St. Paul, Minnesota. The Company leases its production facilities and certain of its equipment from Minnesota Brewing Limited Partnership (the Partnership), the Company's largest shareholder. See Note 3 for related-party transactions.

The Company brews and markets beer primarily under the Grain Belt, Pig's Eye, and Brewer's Cave labels. The Company also packages premium water and brews beer and other products for third parties under contract brewing arrangements and private label production agreements. The Company grants credit, normally ten-day terms, to distributors, the majority of whom are located in Minnesota. Credit terms in connection with contract brewing, export, and private label arrangements are negotiated on an individual customer basis. See Note 6 for segment data information.

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

INVENTORIES: Inventories are valued at the lower of cost (first-in, first-out method) or market. Inventories, net of a valuation reserve of $281,000 and $455,000 in 1998 and 1997, respectively, consist of the following:

                                                          December 31
                                              ----------------------------------
                                                    1998              1997
--------------------------------------------------------------------------------
Raw materials                                 $       185,281   $       134,908
Work in progress                                      334,130           357,151
Finished goods                                        840,591           660,635
Packaging                                             753,678         1,243,705
Other                                                 359,359           368,719
                                              ----------------------------------
                                              $     2,473,039   $     2,765,118
                                              ==================================

MINNESOTA BREWING COMPANY

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS: The financial statements include the following financial instruments: cash and cash equivalents, trade accounts receivable, investment in Treasury Bill, accounts payable, and amounts due to and from related party. At December 31, 1998 and 1997, no separate comparison of fair values versus carrying values is presented for the aforementioned financial instruments, since their fair values are not significantly different than their balance sheet carrying amounts. The aggregate fair values of the financial instruments would not represent the underlying value of the Company.

REVENUE RECOGNITION: Revenue is recognized at the time the inventory is shipped to or picked up at the Company's warehouse by the independent distributors or, in a few selected situations, upon completion of production under specific contractual arrangements.

DEPRECIATION AND AMORTIZATION: Depreciation, including amortization of capital leases, is computed by the straight-line method over the lesser of the lease terms or the estimated useful lives as follows: 10 to 15 years for the production equipment; 5 years for office equipment; 2 to 5 years for display fixtures and equipment; and 10 to 25 years for building and leasehold improvements.

The costs of various trademarks and logos are amortized over their expected useful lives of 5 to 40 years using the straight-line method. The costs of other assets, principally package design costs, are amortized over their expected useful lives of 2 to 10 years using the straight-line method.

The Company periodically reviews the carrying amount of its long-lived assets to determine if circumstances exist indicating an impairment or that depreciation periods should be modified. If facts or circumstances support the possibility of impairment, the Company will prepare a projection of the undiscounted future cash flows, without interest charges, of the specific asset and determine if the asset is recoverable based on the undiscounted future cash flows. If an impairment exists based on these projections, an adjustment will be made to the carrying amount and remaining depreciable life of the specific asset based on discounted future cash flows. To date, management has determined that no impairment of long-lived assets exists, and accordingly, no adjustments to the carrying amounts of its long-lived assets have been made. It is possible that management's estimate could change as a result of changes in market conditions or operating results. The effect of a change, if any, could be material to the financial condition or results of operations.

FEDERAL EXCISE TAX AND PLEDGED TREASURY BILL: The Company currently receives an $11 per barrel credit against federal excise taxes on the first 60,000 barrels of taxable production. At December 31, 1998, the Company has pledged a U.S. Treasury bill to the Bureau of Alcohol, Tobacco, and Firearms (BATF) to guarantee the payment of federal excise taxes.

MINNESOTA BREWING COMPANY

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES: Deferred taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss or tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the amounts of assets and liabilities recorded for income tax and financial reporting purposes. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The income tax expense or benefit is the tax payable or refundable for the year plus or minus the change in deferred tax assets and liabilities during the year.

BASIC AND DILUTED LOSS PER COMMON SHARE: Basic per-share amounts are computed, generally, by dividing net income or loss, as adjusted for by the weighted-average number of common shares outstanding. Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is anti-dilutive, thereby reducing the loss per common share. At December 31, 1998 and 1997, the Company had options outstanding to purchase a total of 282,000 and 192,000 shares of common stock, respectively. However, because the Company has incurred a loss in all periods presented, the inclusion of those potential common shares in the calculation of diluted loss per-share would have an anti-dilutive effect. Therefore, basic and diluted loss per-share amounts are the same in each period presented.

SEGMENT INFORMATION: Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 superseded SFAS No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position, but did require the disclosure of sales by major product line. See
Note 6 for disclosures about the Company's operating segments.

REPORTING COMPREHENSIVE INCOME: As of January 1, 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on available-for-sale securities and certain other items, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. For the Company, reporting comprehensive income would be equivalent to reporting operating results in the statements of operations.

ADVERTISING EXPENSES: In accordance with SOP 93-7, all advertising costs are either expensed as incurred or deferred until first use of the advertising. The nature of these costs include any promotional activity intended to stimulate, indirectly or directly, the sale of company products.

MINNESOTA BREWING COMPANY

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

AUTHORIZED SHARES: The Company's Articles of Incorporation provide for an aggregate of 11,000,000 shares of $0.01 par value stock, of which 10,000,000 shares are designated as common stock. Of the remaining 1,000,000 shares which were undesignated, 700,000 were designated as preferred stock in connection with the conversion of related-party debt to preferred stock (see Note 3).


NOTE 2. CORPORATE LIQUIDITY AND SUBSEQUENT EVENTS

The Company's plans in 1999 include the continued emphasis on promoting its core proprietary brands and increasing the volume of foreign sales. In order to achieve its 1999 plans, the Company will require additional funds from equity or debt to meet its working capital and capital resource plans. On April 15, 1999, the Company obtained a bank line of credit of $3 million, subject to certain borrowing base restrictions. The line-of-credit agreement, which expires on April 15, 2002, contains covenants which include limitations on the Company's ability to pay dividends, as well as requiring the Company to maintain certain financial requirements, including maintaining a minimum net worth level. Substantially all of the Company's assets are pledged as collateral under this line of credit. On April 15, 1999, the Partnership committed to amend the line-of-credit agreement with the Company, thereby curing the default that existed at that time (see Note 3). The amended line-of-credit agreement with the Partnership which expires on April 15, 2002, will provide total borrowings of up to $1.5 million. Management believes that those lines of credit will be sufficient to meet working capital needs during 1999.

On March 29, 1999, the Company and the Partnership terminated their lease agreement, which is described in Note 3. Simultaneous with the lease termination, the Partnership agreed to convert the January, February, and March 1999 rent payments, which totaled approximately $150,000, into 60,131 shares of Class A convertible preferred stock (see Note 3). The Partnership also contributed its interest in the real estate and equipment that had been previously leased to the Company to a newly formed entity (Gopher State Ethanol, LLC or "GSE"), which anticipates being involved in the production of ethanol. GSE has obtained interim financing to proceed with an engineering study to determine the feasibility of building an ethanol plant. On March 29, 1999, the Company and GSE entered into a new lease agreement for the same land, building, and production equipment that the Company had previously leased from the Partnership. The new lease agreement provides for rent of $25,000 per month and has an initial term of ten years.


NOTE 3. RELATED-PARTY TRANSACTIONS

GENERAL: The Minnesota Brewing Limited Partnership owns approximately 62 percent of the Company's voting stock. The Chairman of the Board of the Company is also the controlling general partner of the Partnership.

MINNESOTA BREWING COMPANY

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3. RELATED-PARTY TRANSACTIONS (CONTINUED)

AMOUNTS DUE TO RELATED PARTY: The Company has borrowed funds from the Partnership under the following arrangements:

     RELATED-PARTY LINE OF CREDIT: As of December 31, 1998, the Company had borrowings outstanding of $1,324,961 under its line-of-credit agreement with the Partnership, which expired on January 1, 1999. As of February 26, 1999, the Company is in default on this line of credit. (See Note 2 for subsequent event). Advances under the line of credit accrue interest at the higher of either (i) the prime rate of interest (7.75 percent at December 31, 1998) plus 1 percent or (ii) 9 percent. The line is secured by substantially all the assets of the Company. The Company incurred interest expense during 1998 of $122,288 under the line of credit. This accrued interest was converted into preferred stock effective December 31, 1998, in connection with an agreement with the Partnership (see Preferred stock below for more details).

     The following table summarizes the Company's outstanding debt, including the related-party line of credit (exclusive of the capital lease obligation) to the Partnership:

                                                        Average
                                                         Amount
                                        Balance at     Outstanding     Balance
                                        Beginning        During         at End
                                         of Year        the Year       of Year
     ---------------------------------------------------------------------------
     Years ended December 31:
        1998                         $    263,036    $   794,000    $  1,324,961
        1997                               20,051        148,578         263,036


     DEFERRED RENT PAYMENTS ON RELATED-PARTY LEASES: During 1998, the Partnership had agreed to defer all rent payments owed them under the lease agreements described below until January 1, 1999. Effective December 31, 1998, the Company and the Partnership agreed to convert those deferred rent payments of $1,246,748 into preferred stock pursuant to an agreement described below.

PREFERRED STOCK: As of December 31, 1998, the Company issued 547,614 shares of Class A convertible preferred stock to the Partnership in satisfaction of $1,369,036 owed for deferred rents and accrued interest. The preferred shares have a 9 percent cumulative dividend rate and can be converted at the Partnership's option into 547,614 shares of the Company's common stock. If it is not paid, it accumulates without interest.

AMOUNTS DUE FROM RELATED PARTY: During 1997 and 1998, the Company has incurred costs of approximately $302,000 related to the financing and development of GSE (see Note 2). During 1999, the Company will be reimbursed for certain of those costs, with the remaining portion being reimbursed upon the completion of the construction of the GSE facility.

MINNESOTA BREWING COMPANY

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3. RELATED-PARTY TRANSACTIONS (CONTINUED)

RELATED-PARTY CAPITAL LEASES: At December 31, 1998, the Company leased its land, building, and the vast majority of its production equipment from the Partnership. Prior to November 1993, the Company leased these assets under operating lease agreements. In November 1993, the Company and the Partnership entered into new lease agreements which provide for 10-year terms, and options to purchase the assets based on 8 times the preceding 12 months' lease payments of $25,000 per month for land and building an $1.00 per barrel of production for equipment. Beginning on December 1, 1995, and extending through the terms of the leases, the Company has the right to purchase the assets under lease. At December 31, 1998, the purchase price would have been approximately $4,900,000. In addition, the Company was responsible for all insurance and real estate taxes associated with this property. See Note 2 for the subsequent event regarding this lease agreement.

The lease agreements have been accounted for as capital leases. The amounts capitalized for the land, building, and production equipment were limited to the Partnership's depreciated cost of these assets.

The excess of the periodic lease payments over the amounts necessary to service the capitalized debt is recognized as additional rent expense over the terms of the agreements.

The following table presents the estimated future minimum lease payments under the two agreements and the portion of those payments accounted for as the capital lease obligation. The future minimum lease payments under the equipment lease have been presented using management's estimate of 1999's annual production level.

                                                                     Operating           Capital
                                                                       Lease              Lease
                                                       Total         Commitment        Obligation
----------------------------------------------------------------------------------------------------
Years ending December 31:
   1999                                           $      740,000   $      365,500    $      374,500
   2000                                                  740,000          365,500           374,500
   2001                                                  740,000          365,500           374,500
   2002                                                  740,000          365,500           374,500
   2003                                                  645,800          302,000           343,752
                                                 ---------------------------------------------------
Total estimated future minimum lease
   payments                                       $    3,605,800   $    1,764,000         1,841,752
                                                 =================================

Less amount representing interest (7.75%)                                                   314,314
                                                                                    ---------------
Present value of future minimum payments
  under capital lease obligation at December
  31, 1998                                                                                1,527,438

Less current portion                                                                        265,517
                                                                                    ---------------
                                                                                     $    1,261,921
                                                                                    ===============

MINNESOTA BREWING COMPANY

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3. RELATED-PARTY TRANSACTIONS (CONTINUED)

Total lease payments due under the aforementioned leases were approximately $609,000, $618,000, and $712,000 for the years ended December 31, 1998, 1997, and 1996, respectively. The total rent expense relating to the operating lease portion of the above leases was approximately $231,000, $243,000, and $337,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

ASSETS RECORDED UNDER RELATED-PARTY LEASES: The following is a summary of the assets recorded under capital leases:

                                                           December 31
                                             -----------------------------------
                                                    1998              1997
--------------------------------------------------------------------------------
Land and building                             $     1,899,574   $     1,899,574
Production equipment                                  702,426           702,426
                                             -----------------------------------
                                                    2,602,000         2,602,000

Less accumulated amortization                       1,344,310         1,084,121
                                             -----------------------------------
                                              $     1,257,690   $     1,517,879
                                             ===================================


RELATED-PARTY PAYMENTS: During 1998 and 1997, the Company paid insurance premiums of approximately $228,000 and $180,000, respectively, to an insurance agency whose ownership includes a director of the Company.


NOTE 4. EMPLOYEE STOCK OWNERSHIP PLAN

The Company has established an employee stock ownership plan (the Plan) to provide additional retirement benefits to substantially all employees. Under agreements with employees, the Company is committed to make cash payments to the Plan of $0.60 for each hour of paid compensation for eligible employees. Total compensation expense under the Plan was approximately $76,000, $136,000, and $146,000 for the years ended December 31, 1998, 1997, and 1996, respectively. During 1998, the Company contributed 73,500 shares of its common stock with a fair value of $157,284 in satisfaction of accrued expense under the Plan. At December 31, 1998 and 1997, there were 220,279 and 146,779 shares, respectively, of Company common stock held by the Plan. The fair market value of those shares totaled approximately $427,000 and $258,000 as of December 31, 1998 and 1997, respectively.

MINNESOTA BREWING COMPANY

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5. STOCK OPTIONS AND WARRANT

At December 31, 1998, the Company has an employee incentive stock option plan which is described below. Grants under the plan are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under the plan. Had compensation cost for the plan been determined based on the fair values of options granted, reported net loss and net loss per common share on a pro forma basis as compared to reported results would have been as follows:

                                                             1998               1997                 1996
----------------------------------------------------------------------------------------------------------------
   Net loss:
      As reported                                      $    (1,380,000)   $    (4,310,000)     $    (1,862,000)
      Pro forma                                             (1,483,000)        (4,382,000)          (1,888,000)
   Basic and diluted net loss per common share:
      As reported                                                (0.40)             (1.27)               (0.55)
      Pro forma                                                  (0.43)             (1.29)               (0.56)

For purposes of the aforementioned pro forma information, the fair value of each option is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1998, 1997, and 1996, respectively: dividend rate of zero for all years; price volatility of 68.9, 62.0, and 39.0 percent; risk-free interest rate of 5.4, 6.3, and 6.1 percent; and expected lives of approximately 3.0, 3.0, and 2.3 years. The weighted-average fair value per share of options granted in 1998, 1997, and 1996 was $1.03, $1.30, and $1.41, respectively.

EMPLOYEE INCENTIVE STOCK OPTION PLAN: The employee incentive stock option plan authorizes the granting of options to purchase up to 450,000 shares of common stock to officers, directors, and other key employees. These options are granted at the discretion of the directors. All options must be granted at no less than 100 percent of the fair market value of the stock on the date of grant, or 110 percent for employees owning more than 10 percent of the Company's common stock. The options expire at varyin dates not to exceed ten years from the grant date and are not transferable. When exercising options, an employee's payment may be either cash, shares of the Company's stock valued at the fair market value, or a combination of the two.

WARRANT: In connection with its initial public offering, the Company issued a warrant to the underwriter to purchase up to 137,750 shares of the Company's common stock at an exercise price of $5.40 per share. The warrant became exercisable in November 1994 and expired in November 1998.

MINNESOTA BREWING COMPANY

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5. STOCK OPTIONS AND WARRANT (CONTINUED)

A summary of the stock option activity through December 31, 1998, is as follows:

                                           Number
                                             of          Exercise Price
                                           Shares          Per Share
------------------------------------------------------------------------
Balance, December 31, 1995                  98,000      $   4.50 - 5.75
   Granted                                  18,500                 4.75
   Exercised                               (37,600)         4.50 - 5.00
                                     -----------------------------------
Balance, December 31, 1996                  78,900          4.50 - 5.75
   Granted                                 125,000                 4.50
   Exercised/cancelled                     (11,900)         4.50 - 5.40
                                     -----------------------------------
Balance, December 31, 1997                 192,000          4.50 - 5.75
   Granted                                  90,000                 2.00
                                     -----------------------------------
Balance, December 31, 1998                 282,000      $   2.00 - 5.75
                                     ===================================

At December 31, 1997 and 1996, 108,667 and 78,900 options outstanding, with a weighted-average exercise price per share of $4.85 and $4.88, respectively, were exercisable.

A further summary of options outstanding at December 31, 1998, is as follows:

      Exercise                 Number                Number               Remaining
       Price                Outstanding            Exercisable        Contractual Life
---------------------------------------------------------------------------------------
   $        2.00                  75,000                 25,000              3.0 years
            2.50                  15,000                     --              3.0 years
            4.50                 151,000                109,333              3.1 years
            4.75                  18,500                 18,500              2.8 years
            5.00                  10,000                 10,000              1.5 years
            5.75                  12,500                 12,500              1.5 years
                        ----------------        ---------------
                                 282,000                175,333
                        ================        ===============

At December 31, 1998, options outstanding and options exercisable have a weighted-average exercise price per share of $3.82 and $4.29, respectively.


NOTE 6. SEGMENT DATA AND MAJOR SUPPLIERS

SEGMENT DATA: The Company operates in one business segment, the brewing and marketing of beverages, including beer under both proprietary and contract labels. In addition to domestic distributors, the Company also sells directly to foreign distributors located mainly in the Far East.

MINNESOTA BREWING COMPANY

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6. SEGMENT DATA AND MAJOR SUPPLIERS (CONTINUED)

Sales by major product line are as follows:


(in thousands)
                                        1998            1997           1996
--------------------------------------------------------------------------------
Proprietary                            $10,780         $12,054        $13,637
Contract                                 2,137           4,495          9,744
Foreign                                  2,671           3,276          4,092
Other                                      779             594            510
                                      ------------------------------------------
                                       $16,367         $20,419        $27,983
                                      ==========================================

Trade accounts receivable from foreign distributors were approximately $439,000 and $179,000 at December 31, 1998 and 1997.

During 1998, 1997, and 1996, respectively, approximately 61, 53, and 70 percent of the Company's proprietary beer, measured in barrels, reached retail channels, principally in Minnesota, through its 12 largest distributors.

MAJOR SUPPLIERS: The Company purchases a majority of the cans and bottles used in its production from two suppliers. Management believes that alternative sources of supply are available in the event the Company is unable to obtain products from these suppliers.


NOTE 7. INCOME TAXES

The components of the income tax expense (benefit) are as follows:

                                                       Years Ended December 31
                                       -----------------------------------------------------
                                             1998                1997               1996
--------------------------------------------------------------------------------------------
Current:
   U.S. federal                         $         --         $         --      $         --
   State                                          --                   --                --
   Benefit of NOL carryback                  (28,000)                  --                --
Deferred                                          --              293,000                --
                                       -----------------------------------------------------
                                        $    (28,000)        $    293,000      $         --
                                       =====================================================

MINNESOTA BREWING COMPANY

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7. INCOME TAXES (CONTINUED)

Income tax expense (benefit) differs from the federal statutory rate as follows:

                                                                   Years Ended December 31
                                                    ----------------------------------------------------
                                                           1998               1997              1996
--------------------------------------------------------------------------------------------------------
Tax provision (benefit) at federal statutory rate    $    (493,000)    $   (1,406,000)    $    (652,000)
State income tax (benefit), net of federal tax
   effect                                                  (62,000)          (169,000)          (56,000)
Nondeductible expenses                                       5,000              5,000             7,000
Effect of income taxes at lower rates                       14,000             40,000            18,000
Effect of net operating loss with no current
   benefit                                                 525,000          1,542,000           677,000
Change in valuation allowance for deferred
   tax assets                                                   --            293,000                --
Other                                                      (17,000)           (12,000)            6,000
                                                    ----------------------------------------------------
                                                     $     (28,000)    $      293,000     $          --
                                                    ====================================================

Net deferred tax assets consist of the following:

                                                                                  December 31
                                                                      ----------------------------------
                                                                            1998               1997
--------------------------------------------------------------------------------------------------------
Deferred tax assets:
   Net operating loss carryforwards                                    $    3,231,000     $   2,562,000
   Vacation accrual                                                            98,000           122,000
   Inventory valuation reserve                                                107,000           182,000
   Allowance for doubtful trade and other accounts receivable                 139,000           116,000
   Other                                                                       10,000            45,000
Deferred tax liabilities--other                                              (134,000)         (101,000)
                                                                      ----------------------------------
                                                                            3,451,000         2,926,000

Less valuation allowance                                                   (3,451,000)       (2,926,000)
                                                                      ----------------------------------
Net deferred tax assets                                                $           --     $          --
                                                                      ==================================

The Company has recorded the valuation allowance on its deferred tax assets to reduce the total to an amount that management believes is more likely than not to be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The increase in the valuation allowance during 1998 and 1997 was primarily the result of the net operating loss (NOL) carryforward which was generated during the year. The 1997 increase was also affected as a result of a change in the conclusion regarding the need for a valuation allowance relative to $293,000 of deferred tax assets. The remaining NOL carryforwards expire as follows:
$1,300,000 in 2007, $1,500,000 in 2011, $3,900,000 in 2012, and $1,600,000 in
2018.

MINNESOTA BREWING COMPANY

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8. Commitments and Contingencies

PENSION PLANS: The Company belongs to two multi-employer pension plans (Pension Plans) covering certain employees. Total pension plan expense for 1998, 1997, and 1996 was approximately $62,000, $64,000, and $42,000, respectively. The Company makes annual contributions to the Pension Plans in accordance with negotiated labor contracts. The Multi-Employer Pension Plan Amendments Act of 1980 (the Act) may, under certain circumstances, cause the Company to become subject to liabilities in excess of contributions made under collective bargaining agreements. Under the Act, the Company's proportionate share of the Pension Plan's unfunded vested benefits, if any, generally are contingent upon the termination of, withdrawal, or partial withdrawal from the Pension Plans. The Company has not undertaken to terminate, withdraw, or partially withdraw from the Pension Plans.

SAVINGS AND RETIREMENT PLAN: The Company has a savings and retirement plan for eligible employees. The plan was adopted pursuant to Section 401(k) of the Internal Revenue Code. Contributions to the plan are discretionary for both the Company and the employees. The Company may make contributions to this 401(k) plan which match employee contributions, subject to certain limitations. During 1998, 1997, and 1996, the Company made contributions of approximately $47,000, $35,000, and $19,000, respectively, to this plan.

LABOR RELATIONS: The collective bargaining agreements between the Company and five of its union bargaining units expire on March 31, 1999. Negotiations with the bargaining units are ongoing and management believes that new contracts will be negotiated. However, there is a possibility that any or all of these units could strike sometime after March 31, 1999. Such an action could have a material adverse effect on the Company's operations and its ability to execute its 1999 business plan (see Note 2).

                                                                     SCHEDULE II

MINNESOTA BREWING COMPANY

VALUATION AND QUALIFYING ACCOUNTS

                                                  Balance at      Changed to                              Balance at
                                                   Beginning       Cost and                                 End of
              Description                          of Period       Expenses          Deductions             Period
--------------------------------------------------------------------------------------------------------------------
Deducted in the balance sheet from
   the assets to which it applies:
   Allowance for doubtful accounts:
        Year ended December 31, 1998            $    306,000     $     90,000     $    146,000 (1)    $    250,000
        Year ended December 31, 1997                 485,000          492,000          671,000 (4)         306,000
        Year ended December 31, 1996                  34,000          601,000          150,000 (3)         485,000
   Accumulated amortization of intangibles:
        Year ended December 31, 1998                 388,000          156,000               --             544,000
        Year ended December 31, 1997                 259,000          129,000               --             388,000
        Year ended December 31, 1996                 163,000           96,000               --             259,000
   Deferred tax asset valuation allowance:
        Year ended December 31, 1998               2,926,000          525,000               --           3,451,000
        Year ended December 31, 1997               1,091,000        1,835,000               --           2,926,000
        Year ended December 31, 1996                 414,000          677,000               --           1,091,000
   Inventory valuation allowance:
        Year ended December 31, 1998                 455,000           53,000          227,000 (1)         281,000
        Year ended December 31, 1997                 233,000          672,000          450,000 (5)         455,000
        Year ended December 31, 1996                 160,000          233,000         (160,000)(2)         553,000

(1)  Uncollectible accounts and inventories written off, net of recoveries.

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

(5) Represents $546,000 of inventory written off, less a transfer from allowance for doubtful accounts to inventory reserve.