Form 10-K405/A
period 1998-12-31
MINNESOTA BREWING CO
filed 1999-04-30
CIK 913159

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                          AMENDMENT NO. 1 TO FORM 10-K


(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the year ended December 31, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______.

                         Commission File Number 0-23846

                            MINNESOTA BREWING COMPANY
             (Exact name of registrant as specified in its charter)

                    MINNESOTA                         41-1702599
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)               Identification No.)

              882 WEST SEVENTH STREET, SAINT PAUL, MINNESOTA 55102
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (651) 228-9173

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes (X)      No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

As of April 13, 1999, the Company had 3,462,711 shares of Common Stock, $.01 par value, outstanding, and 607,745 shares of Class A Convertible Preferred Stock. Each share of Class A Convertible Preferred Stock outstanding is convertible into one share of Common Stock.


The aggregate market value of the shares of voting stock held by non-affiliates of the Company (persons other than directors and officers) computed on the basis of the last reported sale of $1.50 per share on April 13, 1999 was approximately $2,900,000.


                      DOCUMENTS INCORPORATED BY REFERENCE.
None.

PART III

THE FOLLOWING ITEMS ARE AMENDED TO READ AS FOLLOWS:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The current directors of the Company are listed below. Pursuant to the terms of the Bylaws of the Company, directors hold office until the regular meeting of the shareholders held after his or her election. Consequently, the terms of all the current directors expire at the Annual Meeting of Shareholders following 1998. Vacancies on the Board of Directors and newly created directorships can be filled by vote of a majority of the directors then in office.


--------------------------------------------------------------------------------

Bruce E. Hendry
Chairman of the Board of Directors
Director since 1991
of the Company
Age -- 56

Mr. Hendry has been the Chairman of the Board of the Company since its formation in 1991. Mr. Hendry has been employed as a registered representative with the investment banking firm of Dougherty Summit Securities, LLC (formerly Summit Investment Corporation) since October 1994. Prior to that date he was employed as a registered representative with Craig-Hallum. He has been involved in the restructuring of a number of financially distressed companies that have gone through reorganization, including Kaiser Steel Corporation, First Republic Bank Corporation, Erie Lackawanna, ET Railcar and Wickes Cos., Inc. Mr. Hendry is also the sole shareholder of Minnesota Brewing Management Company, the General Partner of the Partnership. See "Certain Transactions."

--------------------------------------------------------------------------------

John J. Lee
President and Chief Executive
Director since 1997
Officer of the Company
Age -- 40

Mr. Lee has been the President and Chief Executive Officer and a director of the Company since May 1997. From 1989 to 1995, he was the Chief Executive Officer of Rex Distributing, a beer distributor.

--------------------------------------------------------------------------------

James A. Potter
Investment Executive of
Director since 1997
Dougherty Summit Securities, LLC
Age -- 42

Mr. Potter has been a director of the Company since May 1997. Mr. Potter has been employed as an Investment Executive of Dougherty Summit Securities, LLC since 1994. From 1983 to 1994, Mr. Potter was an Investment Executive with Craig Hallum.

--------------------------------------------------------------------------------

Greg C. Heinemann
President, Kuester Partners
Director since 1997
Age -- 43

Mr. Heinemann has been a director of the Company since May 1997. Mr. Heinemann has been employed by Kuester Partners since January 1996, and has served as President since October 1997. Prior to joining Kuester Partners, Mr. Heineman had served as Vice President of marketing for Carlson Marketing Group since 1990.

--------------------------------------------------------------------------------

Robert A. Awsumb
President and Founding Partner
Director since 1998
Rambow & Awsumb, P.A.
Age -- 39

Mr. Awsumb has been a director of the Company since November of 1998. Mr. Awsumb is an attorney who has been employed by Rambow & Awsumb, P.A. since 1991.

--------------------------------------------------------------------------------

Richard A. Perrine
Senior Vice President
Director since 1996
The Hays Group, Inc.
Age -- 44

Mr. Perrine has served as a director since November 1996. Mr. Perrine is a certified public accountant and since May 1996 has been employed by The Hays Group, Inc., a insurance brokerage firm. From 1991 to 1996, Mr. Perrine was a Tax Partner with the accounting firm of McGladrey & Pullen, LLP.

         MEETINGS. The Board of Directors met five times during 1998. Each current director attended at least seventy-five percent of the meetings of the Board of Directors and Board committees on which the director served.

         BOARD COMMITTEE MEETINGS. The Compensation Committee, which is currently comprised of Messrs. Perrine and Potter, is responsible for management of compensation matters, including recommendations to the Board of Directors on compensation arrangements for officers and incentive compensation for employees of the Company. The Compensation Committee met two times in 1998.

         The Audit Committee, which is currently comprised of Messrs. Perrine and Potter, supervises the financial affairs of the Company and generally reviews the scope and results of the audit and other services provided by the Company's independent accountants and reports the results of their review to the full Board and to management. The Audit Committee met twice in 1998.

         The Nominating Committee, which is currently comprised of Messrs. Hendry and Lee, considers and recommends nominees to the Board of Directors. The Nominating Committee will consider nominees recommended by shareholders provided the shareholder submits the nominee's name in writing addressed to the Secretary of the Company listing the nominee's qualifications together with a statement signed by the nominee indicating a willingness to serve. The Nominating Committee met one time in 1998.


EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are as follows:

NAME                           AGE                 POSITION
----                           ---                 --------

Bruce E. Hendry                56      Chairman and Director

John J. Lee                    40      President and Chief Executive Officer

Michael C. Hime                47      Vice President of Finance and

                                       Chief Financial Officer


For a description of the business experience of Messrs. Hendry and Lee please see above.

Mr. Hime has served as the Vice President of Finance and Chief Financial Officer of the Company since July 1, 1997. Mr. Hime is a certified public accountant and from 1990 to 1997, was employed by Central Financial Services and related entities as a Vice President.

ITEM 11. EXECUTIVE COMPENSATION

         The following table shows, for the fiscal years ending December 31, 1998, 1997 and 1996 the cash compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to John J. Lee, the Company's current President and Chief Executive Officer. No other executive officer of the Company received total cash compensation exceeding $100,000 during 1998.

                           SUMMARY COMPENSATION TABLE

                ANNUAL COMPENSATION AWARDS LONG TERM COMPENSATION


                                                    STOCK OPTIONS       OTHER
NAME AND PRINCIPAL POSITION    YEAR       SALARY      (NUMBER)      COMPENSATION
---------------------------    ----       ------      --------      ------------

John J. Lee(1)                 1998    $128,527          -0-             --
President and Chief            1997      70,656       100,000            --
Executive Officer


---------------

(1)  Mr. Lee became President and Chief Executive Officer in May of 1997.


OPTION GRANTS IN LAST FISCAL YEAR

         No options were granted to Mr. Lee in 1998.

YEAR-END OPTIONS VALUES

         No options were exercised by Mr. Lee during 1998. The following table sets forth, with respect to Mr. Lee, certain information relating to unexercised stock options held as of the end of the fiscal year ended December 31, 1998.

                               NUMBER OF               VALUE OF UNEXERCISED
                              OPTIONS AT              IN-THE-MONEY OPTIONS AT
                           DECEMBER 31, 1998            DECEMBER 31, 1998(1)
                        -----------------------     --------------------------

NAME                  EXERCISABLE  UNEXERCISABLE     EXERCISABLE  UNEXERCISABLE
----                  -----------  -------------     -----------  -------------

John J. Lee             66,666        33,334             -0-           -0-

---------------
(1) The value of unexercised options is calculated by determining the fair market value of the shares underlying the options at December 31, 1998 and the exercise price of the options.

COMPENSATION OF DIRECTORS

         The Company's Directors are not paid any fees for services as members of the Board or attendance at Board meetings but prior to 1998 received minor amounts of complimentary products and wearables. However, in 1998, Messrs. Potter, Heinemann, Perrine, and Awsumb were each issued an option to purchase 15,000 shares of the Company's Common Stock. Each option vests in equal parts over three years contingent upon the director's reelection.

EMPLOYMENT AGREEMENTS

         The Company has no written employment agreements with its executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The only voting securities of the Company are shares of Common Stock and shares of Class A Convertible Preferred Stock, of which 3,462,711 shares and 607,745 shares, respectively, were outstanding as of April 13, 1999. The following table includes information, as of April 13, 1999, concerning the beneficial ownership of the holdings of the voting stock of the Company by (i) all persons who are known by the Company to hold five percent (5%) or more of the Company's voting securities; (ii) each of the directors of the Company; and
(iii) all directors and officers of the Company as a group.


Name and Address                Shares Beneficially Owned(1)   Percent Ownership
----------------                -------------------------      -----------------

Bruce E, Hendry
Minnesota Brewing Management           2,148,829                       52.8
Company; Minnesota Brewing
Limited Partnership(2)
882 West Seventh Street
Saint Paul, MN 55102

John J. Lee(3)                           320,779                        7.9
882 West Seventh Street
Saint Paul, MN 55102

Perkins Oppertunity Fund(4)              260,900                        6.4
730 East Lake Street
Wayzata, MN 55391

James A. Potter                            5,000                         *

Greg C. Heinemann                         10,000                         *

Robert Awsumb                              5,000                         *

Richard A. Perrine                         5,000                         *

All Officers and Directors             2,510,274                       61.8
as a Group (7 persons)


----------------------------
*        Indicates ownership of less than one percent.

(1) Includes shares of Common Stock issuable upon the exercise of stock options granted to the following persons and exercisable within 60 days: Mr. Lee - 33,334 shares; all officers and directors as a group - 136,666 shares.

(2) Minnesota Brewing Limited Partnership (the "Partnership") is a Minnesota limited partnership that was established in September 1991. Minnesota Brewing Management Company is the General Partner of the Partnership and owns 4.8% of the Partnership interest in the Company as General Partner. Minnesota Brewing Management Company has the right to vote all shares held by the Partnership. Bruce E. Hendry is the sole shareholder of Minnesota Brewing Management Company and is a limited partner in the Partnership.

(3) Mr. Lee serves as the trustee for the Company's Employee Stock Ownership Plan ("ESOP"). The share totals for Mr. Lee include all of the 220,279 shares held by the ESOP. Mr. Lee disclaims any beneficial ownership in the shares held by ESOP.

(4) Based on a Schedule 13G dated February 4, 1999. Perkins Oppertunity Fund is an investment company registered with the Securities and Exchange Commission. Of the shares listed above, Perkins Oppertunity Fund has the sole voting power with respect to 260,900 shares and the sole dispositive power with respect to 260,900 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On August 29, 1991 Bruce E. Hendry, the Company's current Chairman and Chief Executive Officer, entered into an Asset Purchase Agreement with G. Heileman Brewing Company ("Heileman") to purchase the real property commonly known as the Jacob Schmidt Brewery in Saint Paul, Minnesota, certain equipment and other tangible assets in connection therewith, the trademark "Grain Belt," and certain assets relating to the marketing and distribution of beer. Heileman was operating as debtor-in-possession under the United States Bankruptcy Code in the Southern District of New York.

         Minnesota Brewing Limited Partnership (the "Partnership") was formed by Mr. Hendry and other private investors in September 1991. Mr. Hendry assigned the Asset Purchase Agreement to the Partnership, and the Partnership acquired the brewery and equipment from Heileman for approximately $2.75 million. The Company, however, acquired the Grain Belt trademark directly from Heileman. The General Partner of the Partnership is Minnesota Brewing Management Company. Mr. Hendry is the President and sole shareholder of Minnesota Brewing Management Company. Mr. Lee, Mr. Perrine, and Mr. Potter each of whom is a director of the Company, are limited partners in the Partnership.

         On September 11, 1991 the Company was incorporated under Minnesota law. In October 1991, the Partnership contributed $2,600,000 to the Company and received 1,541,084 shares of Common Stock. Concurrent with the closing of the Company's initial public offering in 1993, the Partnership assumed approximately $825,140 in obligations of the Company owed to the Housing and Redevelopment Authority of the City of Saint Paul as well as to the City of Saint Paul.

         In March and April 1998, the Company entered into two additional agreements with the Partnership under which the Partnership loaned the Company an additional $475,000 and agreed to provide the Company with a $2.5 million line of credit. Advances under the line of credit accrue interest at the higher of the prime rate of interest plus 1.0 percent or 9 percent. The line was secured by substantially all the assets of the Company. This line of credit agreement expired on January 1, 1999, the Company was unable to pay all amounts due under the line and as a result the Company was in default under this agreement. On April 15, 1999, the Partnership committed to amend the line of credit agreement with the Company thereby curing the default that existed at that date. The amended line of credit, which expires on April 15, 2002, will provide borrowings up to $1.5 million.

         Beginning in 1997 and throughout 1998 the Company has investigated and begun to develop a business for the production of ethanol. Ethanol is principally produced from the processing of corn including its fermentation into fuel grade alcohol. To date, the Company, along with the Partnership and other investors are negotiating with third party lenders to finance the construction of an ethanol facility at the Company's current location. Because of the significant cost of the facility, the Company has solicited investors to satisfy lenders request for equity. The Company has contributed assets to and obtained a minority interest in the ethanol operation.

         On March 29, 1999, the Company and the Partnership terminated their lease agreement. The Partnership also contributed its interest in the real estate and equipment that had been previously leased to the Company to Gopher State. On March 29, 1999, the Company and Gopher State entered into a new lease agreement for the same land, building and production equipment that the Company had previously leased from the Partnership. The new lease agreement provides for rent of $25,000 per month and has an initial term of 10 years which expires in 2009. The Company shall have the option to extend this lease for three consecutive additional terms of ten (10) years each. The lease gives the Company the right to purchase the brewing facilities and equipment at any time during the term of the lease at the fair market price of the assets at the time the option is exercised. There are no provisions for production rent in the new agreement. The Company has also entered into a shared facilities and services agreement, whereby it has agreed to share certain office space and services with Gopher State.

            The Company issued 547,614 shares of Class A Convertible Preferred Stock ("Preferred Stock") to the Partnership in satisfaction of $1,369,036 owed for deferred rents and accrued interest at December 31, 1998. The preferred shares have a 9% cumulative dividend rate, voting rights and are convertible into common stock at the rate of one share of common stock per share of preferred stock. The holders of Preferred Stock are entitled to the number of votes equal to the number of shares of Common Stock into which the Preferred Stock could be converted. On March 31, 1999, the Partnership converted an additional $150,327 of debt into 60,131 additional shares of Preferred Stock. The dividends can be deferred and if they are not paid, they accumulate without interest.

         During 1998, the Company paid insurance premiums of approximately $228,000 to its carriers through The Hays Group, Inc., an insurance broker of which Mr. Perrine, a director of the Company, is Vice President.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duty caused this amendment No. 1 to 10-K report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MINNESOTA BREWING COMPANY


                                        BY:       /S/ JOHN J. LEE
                                            -----------------------------------
                                            JOHN J. LEE, PRESIDENT AND
                                            CHIEF EXECUTIVE OFFICER