Form 10-Q
period 1999-03-31
MINNESOTA BREWING CO
filed 1999-05-17
CIK 913159

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

_XXX_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

_____ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.


                         Commission File Number 0-23846

                            Minnesota Brewing Company
                            -------------------------
             (Exact name of registrant as specified in its charter)

                     Minnesota                                  41-1702599
                     ---------                                  ----------
           (State or other jurisdiction                     (I.R.S. Employer
         of incorporation or organization)                 Identification No.)

   882 West Seventh Street, Saint Paul, Minnesota                 55102
   ----------------------------------------------                 -----
      (Address of principal executive offices)                   Zip Code

                                 (651) 228-9173
                                 --------------
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
YES _X_  NO ___

As of May 10, 1999 the Company had outstanding 3,462,711 shares of Common Stock and 607,745 shares of Class A Convertible Preferred Stock.

                            MINNESOTA BREWING COMPANY

                                      INDEX

                                                                            Page
                                                                            ----

PART I.    FINANCIAL INFORMATION

           Item 1. Financial Statements

                   Condensed Balance Sheets as of
                   March 31, 1999 and December 31, 1998......................3,4

                   Statements of Operations for the three
                   month periods ended March 31, 1999 and
                   March 31, 1998..............................................5

                   Statements of Cash Flow for the three month
                   periods ended March 31, 1999 and
                   March 31, 1998..............................................6

                   Notes to Financial Statements...............................7

           Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations...............7

           Item 3. Quantitative and Qualitative Disclosures About Market
                   Risk.......................................................13

PART II.   OTHER INFORMATION..................................................14

SIGNATURES         ...........................................................15

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                            MINNESOTA BREWING COMPANY
                            CONDENSED BALANCE SHEETS

                                                       March 31,      December 31,
                                                          1999            1998
                                                      (unaudited)        (note)
                                                    -------------------------------
ASSETS
Current Assets
      Cash and cash equivalents                      $    153,702     $     67,366
      U.S. Treasury Bill (pledged for BATF Bond)          474,961          474,961
      Trade accounts receivable, less allowance
         for doubtful accounts of $253,000 at
         March 31, 1999 and $250,000 at
         December 31, 1998                              1,205,975        1,064,638
       Due from related party                             414,135          302,143
      Other                                                83,210          101,176
      Inventories:
         Raw Materials                                     66,665          185,281
         Work-in-progress                                 445,759          334,130
         Finished goods                                   905,972          840,591
         Packaging                                        753,709          753,678
         Other                                            354,796          359,359
                                                    -------------------------------
                    Total Inventories                   2,526,901        2,473,039

                    Total Current Assets                4,858,884        4,483,323
                                                    -------------------------------

Investment in unconsolidated subsidiary                 1,701,314               --

Property and Equipment                                  1,681,227        6,754,715
      Less allowance for depreciation                   1,112,731        3,273,066
                                                    -------------------------------

      Net property and equipment                          568,496        3,481,649
                                                    -------------------------------

Other Assets
      Trademarks, net of accumulated
         amortization of $106,000 at March 3l,
         1999 and $99,000 at December 31, 1998            256,123          263,189
      Other, net of accumulated amortization
         of $473,000 at March 31, 1999 and
         $445,000 at December 31, 1998                    203,365          220,418
                                                    -------------------------------

                    Total Other Assets                    459,488          483,607
                                                    -------------------------------
                                                     $  7,588,182     $  8,448,579
                                                    ===============================

Note: The Balance Sheet at December 31, 1998 has been derived from the audited financial statements at that date. See Notes to Financial Statements

                            MINNESOTA BREWING COMPANY

                                                          March 31,       December 31,
                                                            1999              1998
                                                         (unaudited)         (note)
                                                       --------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
      Total accounts payable                            $  1,965,053         2,002,197
      Related party line of credit                         1,849,961         1,324,961
      Deferred federal excise tax credit                     162,998                --
      Current maturates of capital lease obligation               --           265,517
      Accrued expenses                                       668,643           659,631
                                                       --------------------------------

                    Total Current Liabilities              4,646,655         4,252,306
                                                       --------------------------------

Long term debt
      Capitalized lease obligations, less current
      maturates                                                   --         1,261,921
                                                       --------------------------------

Deferred gain on capital lease termination (Note 3)          248,560                --

Shareholders' Equity (Note 2)
      Common stock; $.01 par value; 10,000,000
         shares authorized 3,462,711 issued and
         outstanding at March 31, 1999 and
         December 31, 1998                                    34,627            34,627
       Preferred stock, 700,000 shares authorized,
          9% cumulative dividend, 607,745 and 547,614
          shares issued and outstanding at
          March 31, 1999 and
          December 31, 1998, respectively                  1,519,363         1,369,036
      Additional paid-in capital                          10,592,217        10,592,217
      Accumulated deficit                                 (9,453,240)       (9,061,528)
                                                       --------------------------------

                    Total Shareholders'
                    Equity                                 2,692,967         2,934,352
                                                       --------------------------------

                                                        $  7,588,182      $  8,448,579
                                                       ================================

Note: The Balance Sheet at December 31, 1998 has been derived from the audited financial statements at that date.

See Notes to Financial Statements

                            MINNESOTA BREWING COMPANY

                      STATEMENTS OF OPERATIONS (UNAUDITED)
                  FOR THE PERIODS ENDED MARCH 31, 1999 AND 1998

                                                     THREE MONTHS ENDED MARCH 31
                                                       1999             1998
                                                 --------------------------------
Sales                                             $  3,591,952      $  3,327,352
     Less excise taxes                                 296,810           414,805
                                                 --------------------------------

         Net sales                                   3,295,142         2,912,547

Cost of goods sold                                   3,106,182         2,815,567
                                                 --------------------------------

     Gross profit                                      188,960            96,980
                                                 --------------------------------

Operating expenses:
     Advertising                                       110,703           202,769
     Sales and marketing                               134,407           174,791
     Administrative                                    258,655           244,285
                                                 --------------------------------

         Total operating expenses                      503,765           621,845
                                                 --------------------------------

                Operating loss                        (314,805)         (524,865)
                                                 --------------------------------

Other income (expenses)
     Interest income                                     1,594             4,640
     Interest and other expense                        (78,501)          (76,037)
                                                 --------------------------------

     Net loss                                         (391,712)         (596,262)

Basic and diluted net loss per share              $       (.11)     $       (.18)
                                                 ================================

Basic and diluted weighted average
     shares outstanding                              3,444,336         3,389,211

See Notes to Financial Statements

                            MINNESOTA BREWING COMPANY

                       STATEMENTS OF CASH FLOW (UNAUDITED)
                  FOR THE PERIODS ENDED MARCH 31, 1999 AND 1998

                                                        THREE MONTHS ENDED MARCH 31
                                                            1999             1998
                                                      --------------------------------
OPERATING ACTIVITIES
Net loss
   Adjustments to Reconcile net loss                   $   (391,712)     $   (596,262)
       to net cash used in operating activities:
Depreciation and Amortization                               224,538           297,924
Changes in assets and liabilities:
   Trade accounts receivable                               (144,337)          123,884
   Inventories                                              (60,862)         (292,903)
   Prepaid expenses and other assets                         17,966           (33,399)
   Deferred excise tax credit                               162,998           253,930
   Accounts payable and accrued expenses                    (28,132)          (24,630)
                                                      --------------------------------
                Net cash used in operating
                       Activities                          (219,541)         (271,456)
                                                      --------------------------------

INVESTING ACTIVITIES
   Investment in unconsolidated subsidiary                 (111,992)               --
   Purchase of property and equipment                      (104,048)          (32,579)
   Purchase of intangible assets                             (3,083)         (112,873)
                                                      --------------------------------
                Net cash used in investing
                      Activities                           (219,123)         (145,452)
                                                      --------------------------------

FINANCING ACTIVITIES

   Borrowings from related party                            525,000            80,959
                                                      --------------------------------

NET INCREASE (DECREASE) IN CASH                              86,336          (335,949)

CASH AT BEGINNING OF YEAR                                    67,366           465,984
                                                      --------------------------------

CASH AT END OF PERIOD                                  $    153,702      $    130,035
                                                      ================================

Supplemental Disclosure of non cash investing and financing activities:

         Conversion of debt to preferred stock         $    150,327      $         --
                                                      --------------------------------

         Contribution of assets in exchange for an
         equity interest in unconsolidated subsidiary  $  1,701,314      $         --
                                                      --------------------------------

         U.S. Treasury Bill financed with note
         payable to related party                      $         --      $    474,961
                                                      --------------------------------

See Notes to Financial Statements

Supplemental Disclosure of Non Cash Investing
and Financing Activities (continued)
---------------------------------------------

         Termination of capital lease obligation       $  1,441,202      $         --

         Assets removed from books                    ($  1,192,642)     $         --
                                                      --------------------------------
         Gain on termination                           $    248,560      $         --
                                                      --------------------------------

                            MINNESOTA BREWING COMPANY
                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

Note 1

         The balance sheet as of March 31, 1999, the statements of operations for the three month periods ended March 31, 1999 and 1998 and the statements of cash flows for the three month periods ended March 31, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position at March 31, 1999, and results of operations and cash flows have been included. Results of operations for the interim period are not necessarily indicative of the results that may be expected for the full fiscal year.

Note 2

Cumulative Undeclared Dividends

         The Company's Class A Convertible Preferred Stock has a nine percent (9%) cumulative dividend rate. If, for any reason, the Company is unable to pay any dividend when due, the dividend will accumulate without interest until paid in full. The Company did not declare or pay a dividend on the Class A Convertible Preferred Stock for the quarter ended March 31, 1999. As a result, at March 31, 1999 there are $30,803 of cumulative undeclared dividends. The Company did not apply the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, as the dilutive effect of these convertible securities would be immaterial.

Note 3

Gain on Termination of Capital Lease

         As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, on March 29, 1999, the Company terminated its lease with a related party and entered into a new lease with its unconsolidated subsidiary, Gopher State Ethanol, LLC ("Gopher State"). As a result of the termination, there was a $248,560 gain on the transaction that will be deferred and recognized as income over the remaining term of the original lease, or through November 2003.

Item 2. Management Discussion and Analysis of Financial Conditions and Results of Operations

         The Company's revenues are derived from the production and sale of its proprietary Grain Belt, Pig's Eye, Landmark, Yellow Belly, and Brewers Cave beers, its contract production of beers and other beverages for other companies, its production of proprietary beers for sale under different brand names by private label customers, and sales derived from foreign markets.

Results of Operations

         The Company's net sales for the three-month period ended March 31, 1999 increased 13.1% as compared to net sales for the three months ended March 31, 1998. The increase in net sales was principally attributable to an increase in export sales.

         Sales of proprietary products were down 10.4% reflecting softer industry beer sales in the first quarter of 1999 compared to 1998 and continued decreases in sales and marketing efforts due to cash constraints. Sales of Grain Belt Premium increased on a quarter to quarter comparison while Pig's Eye, Landmark, and other products experienced decreases that offset the increases in Premium. The Company plans to increase sales and marketing efforts of its proprietary products by utilizing the new line of credit obtained in April 1999. Contract sales decreased 20.1% primarily due to the tighter credit policies imposed by the Company. Foreign sales increased approximately $548,000 due to the improved economy in the Far East. The Company expects continued increases in foreign sales based upon projected sales orders and commitments from customers during 1999.

Segment Data in net sales before excise taxes (in thousands):

                                  THREE MONTHS ENDED MARCH 31
                                      1999           1998
                                 -----------------------------

Proprietary                       $      2,036   $      2,272
Contract                                   437            547
Foreign                                    881            333
Other                                      238            175
                                 -----------------------------

                                 -----------------------------
       Totals                     $      3,592   $      3,327
                                 =============================

         The Company's gross profit was $91,980 higher in the first quarter of 1999 than in the first quarter of 1998. The Company's gross profit margin increased from 3.3% in 1998 to 5.7% in the first quarter of 1999. The increase was due to the increased sales to foreign markets that are not subject to the federal excise tax and increased prices on the sale of the Company's proprietary products.

         Operating expenses were $118,080 lower in the first quarter of 1999 than in the first quarter of 1998. As a percentage of net sales, they decreased from 21.4% in 1998 to 15.3% in 1999 primarily as a result of the continued cost constraints imposed by the Company. The decrease in advertising expense was attributable to the budget constraints in the first quarter of 1999. However, the Company anticipates that total advertising expense will approximate 1998 levels for the year. Sales and marketing expenses for the first quarter of 1999 were below 1998 levels primarily because of a decrease in available funds due to cash flow constraints. Administrative expenses increased slightly due to increases in professional fees.

         Interest income was $3,046 less in the first quarter of 1999 versus 1998 because of a reduced level of funds available for investment. Interest expense remained relatively the same during the first quarter of 1999 as compared to 1998.

         The Company experienced a net loss of $391,712 in the first quarter of 1999 compared to a net loss of $596,262 in the first quarter of 1998. The decrease in the loss was primarily due to decreases in operating expenses. The loss was consistent with the seasonality of the business where typically the first and fourth quarters are the weakest and the second and third quarters are the strongest.

         During 1998 and through March 1999, the Company operated significantly below its production capacity. Therefore, in order to attain a profitable level of operations the Company will continue to seek to increase its sales and production volume by increasing its sales and marketing efforts. Management will pursue opportunities to increase sales volume at profitable margins. Management believes that the growth of its proprietary labels offers the best opportunity for achieving operating profits in the long term and has focused its efforts on the growth of its proprietary products. An emphasis has been placed on the promotion of these proprietary labels and the generations of additional sales in the Company's core geographic market areas.

Liquidity and Capital Resources

         Working capital at March 31, 1999 decreased $18,789 to $212,228 from $231,017 at December 31, 1998. The decrease is primarily attributable to an increase in the related party line of credit of $525,000. This decrease was offset, in part, by increases in cash and trade accounts receivable of $86,336 and $144,337, respectively.

         During the three months ended March 31, 1999 the Company used net cash for operating activities of $219,541 which was due to the net loss of $391,712, a decrease in trade accounts payable and accrued expenses of $28,132, and increases in inventories of $60,862 and trade accounts receivables of $144,337. These amounts were partially offset by depreciation and amortization of $224,538, an increase in the deferred excise tax credit of $162,998, and a decrease in prepaid expenses of $17,966.

         The Company used $219,123 of cash in investing activities through the purchase of $104,048 of long-lived assets and investments in Gopher State of $111,992.

         The Company used $525,000 in financing activities by satisfying working capital needs through borrowings from a related party.

         In conjunction with the Company's initial public offering in November of 1993, the Company's existing operating leases were converted to capitalized leases and the obligations were reflected as property and equipment and long-term debt in the financial statements. The Company had the option to acquire the property at eight times the trailing twelve months. As indicated in the Company's 1998 annual report, based upon 1998 lease payments, the purchase price would have been approximately $4.9 million at December 31, 1998. On March 29, 1999, the Company and the Partnership terminated this agreement. As a result of the termination, there was a $248,560 gain on the transaction that will be deferred and recognized as income over the remaining term of the original lease. This gain will be offset against rent paid to Gopher State. The Partnership also contributed its interest in the real estate and equipment that had been previously leased to the Company to Gopher State. On March 29, 1999, the Company and Gopher State entered into a new lease agreement for the same land, building and production equipment that the Company had previously leased from the Partnership. The new lease agreement has been classified as an operating lease and provides for rent of $25,000 per month with an initial term of 10 years, which expires in 2009. There are no provisions for production rent in the new agreement. The Company shall have the option to extend this lease for three consecutive additional terms of ten (10) years each. The lease gives the Company the right to purchase the brewing facilities and equipment at any time during the term of the lease at the fair market price of the assets at the time the option is exercised. The Company has also entered into a shared facilities and services agreement, under which it has agreed to share certain office space and services with Gopher State.

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

         As a small brewer producing less than 2,000,000 barrels per year, the Company presently receives an $11.00 per barrel credit against federal exercise taxes on the first 60,000 barrels of taxable production. For accounting purposes, this credit is allocated throughout the year based upon projected taxable sales per quarter.

         The Company is a party to collective bargaining agreements with five unions, all of which expired on March 31, 1999. The unions went on strike in late April for two weeks, however, a new agreement has been reached which provide for compensation and work rule changes. The unions returned to work on May 10, 1999. The Company expects to lower the cost of operations as a result of the new agreement, that expires on March 31, 2002.

         As of March 31, 1999, the Company had net operating loss carryforwards totaling $8.3 million available. To the extent the Company generates taxable income during the periods in which this net operating loss carryfoward is available, the Company's cash requirements for payment of income tax will be reduced.

         On March 31, 1999, the Company issued 60,131 shares of Class A Convertible Preferred Stock to the Partnership in satisfaction of $150,327 owed for deferred rents and accrued interest. The preferred stock has a 9% cumulative dividend rate, voting rights and is convertible into common stock at the rate of one share of common stock per share of preferred stock. The holders of preferred stock are entitled to the number of votes equal to the number of shares of common stock into which the preferred stock could be converted. These shares are in addition to the 547,614 shares issued at December 31, 1998. At March 31, 1999, the amount of preferred dividends in arrears was $30,803. These dividends can be deferred and if they are not paid, they accumulate without interest.

Financing

         The Company's plans in 1999 include the continued emphasis on promoting its core proprietary brands and increasing the volume of foreign sales. In order to achieve its 1999 plans, the Company required additional funds from equity or debt to meet its working capital and capital resource plans. On April 15, 1999, the Company obtained a bank line of credit of $3 million, subject to certain borrowing base restrictions. The line-of-credit agreement, which expires on April 15, 2002, contains covenants which include limitations on the Company's ability to pay dividends, and requires the Company to maintain certain financial requirements, including maintaining a minimum net worth level. Substantially all of the Company's assets are pledged as collateral under this line of credit. On April 15, 1999, the Partnership committed to amend the line-of-credit agreement with the Company, thereby curing the default that existed at that time. The amended line-of-credit agreement with the Partnership will expire on April 15, 2002, provides total borrowings of up to $1.5 million. Management believes that those lines of credit will be sufficient to meet working capital needs during 1999.

         Since 1997, the Company has investigated and begun to develop a business for the production of ethanol. Ethanol is principally produced from the processing of corn including its fermentation into fuel grade alcohol. Because of the significant cost of the facility, the Company has obtained additional investors to satisfy lenders' request for equity. The Company has contributed assets to and obtained a minority interest in Gopher State which is pursuing the construction of the ethanol facilities.


Forward-looking Statements

         Statements included in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. Among these risks and uncertainties and information included in this Quarterly Report on Form 10-Q which can be identified by the use of forward-looking terminology such as "may," "will,"

"Expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology constitutes forward-looking information. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expresses in any forward-looking statement: i) competition within the brewing industry resulting from the increased number of brewers and available beers,
(ii) the Company's ability to continue to achieve and maintain contract brewing arrangements; (iii) the continued success of the Company's proprietary brands, including its reliance upon distributors, (iv) the Company's continued ability to sell products for export, and (v) the Company's ability through its unconsolidated subsidiary, Gopher State, to successfully develop a facility for the production of ethanol.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

PART II
OTHER INFORMATION

Item 1.      Legal proceedings

             None

Item 2.      Changes in Securities

Recent Sale of Unregistered Securities

         On March 31, 1999, the Minnesota Brewing Company issued 607,745 shares of Class A Convertible Preferred Stock to the Minnesota Brewing Limited Partnership. The shares issued reflect 547,614 shares issued to the Partnership in satisfaction of $1,369,036 owed for deferred rents and accrued interest at December 31, 1998 and an additional 60,131 shares issued in satisfaction of $150,327 owed for deferred rents and accrued interest at March 31, 1999. The preferred shares have a 9% cumulative dividend rate and are convertible into common stock at the rate of one share of common stock per share of preferred stock. If, for any reason, Minnesota Brewing Company is unable to pay any dividend when due, the dividend will accumulate without interest. The Company believes the transaction was exempt under Section 4(2) of the Security Act of 1933.

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

Dated: May 17, 1999          /s/ Michael C. Hime

                             Michael C. Hime
                             Vice President of Finance (Chief Financial Officer)