Form 10-Q
period 1999-06-30
MINNESOTA BREWING CO
filed 1999-08-16
CIK 913159

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

XXX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _______________ .


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

                                 (651) 228-9173
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
YES __X__ NO _____

As of June 30, 1999 the Company had outstanding 3,462,711 shares of Common Stock, no par value per share, and 607,745 shares of Class A Convertible Preferred Stock.

                            MINNESOTA BREWING COMPANY

                                      INDEX


                                                                                Page
                                                                                ----
PART I.     FINANCIAL INFORMATION

            Item 1. Financial Statements

                    Condensed Balance Sheets as of
                         June 30, 1999 and December 31, 1998......................3,4

                         Statements of Operations for the three and six
                         month periods ended June 30, 1999 and
                         June 30, 1998..............................................5

                         Statements of Cash Flow for the six
                         month periods ended June 30, 1999
                         and June 30, 1998........................................6,7

                         Notes to Financial Statements..............................8

            Item 2. Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations.................................................9

            Item 3. Quantitative and Qualitative Disclosures About Market
                         Risk......................................................13

PART II.    OTHER INFORMATION......................................................14

            Item 4. Submission of Matters to a Vote of Security Holders............14

            Item 5. Other Information..............................................14

Signatures.........................................................................16



                            MINNESOTA BREWING COMPANY

                            CONDENSED BALANCE SHEETS

                                                                  June 30,     December 31,
                                                                    1999          1998
                                                                 ----------    ----------
                                                                 (unaudited)     (Note)
ASSETS
Current Assets
            Cash and cash equivalents                            $   49,332    $   67,366
            U.S. Treasury Bill (Note 4)                                  --       474,961
            Trade accounts receivable, less allowance
               for doubtful accounts of $280,000 at
               June 30, 1999 and $250,000 at
               December 31, 1998                                  1,633,284     1,064,638
            Due From related party                                  215,763       302,143
            Other                                                   207,867       101,176
            Inventories:
               Raw materials                                        125,681       185,281
               Work-in-progress                                     593,674       334,130
               Finished goods                                       949,052       840,591
               Packaging                                            943,404       753,678
               Other                                                407,211       359,359
                                                                 ----------    ----------
                        Total Inventories                         3,019,022     2,473,039

                        Total Current Assets                      5,125,268     4,483,323
                                                                 ----------    ----------

Investment in unconsolidated subsidiary                           1,701,314            --

U.S. Treasury Note (Note 4)                                         500,000            --

Property and Equipment                                            1,801,550     6,754,715
            Less accumulated depreciation                         1,155,860     3,273,066
                                                                 ----------    ----------
            Net property and equipment                              645,690     3,481,649
                                                                 ----------    ----------

Other Assets
            Trademarks, net of accumulated
               amortization of $113,000 at
               June 30, 1999 and $99,000 at December 31, 1998       253,066       263,189
            Other, net of accumulated amortization of
               $501,000 at June 30, 1999 and
               $445,000 at December 31, 1998                        191,949       220,418
                                                                 ----------    ----------

                        Total Other Assets                          445,015       483,607
                                                                 ----------    ----------

                                                                 $8,417,287    $8,448,579
                                                                 ==========    ==========

Note: The Balance Sheet at December 31, 1998 has been derived from the audited financial statements at that date. See Notes to Financial Statements

                            MINNESOTA BREWING COMPANY

                                                                  June 30,        December 31,
                                                                    1999             1998
                                                                 ------------     ------------
                                                                 (unaudited)         (note)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
            Total accounts payable                                  1,625,561        2,002,197
            Line of Credit                                          1,432,863               --
            Deferred federal excise tax credit                        255,000               --
            Current maturities of capital lease obligation                 --          265,517
            Related party line of credit                                   --        1,324,961
            Accrued expenses                                          535,790          659,631
                                                                 ------------     ------------

                        Total Current Liabilities                   3,849,214        4,252,306
                                                                 ------------     ------------

Long term debt
            Capitalized lease obligations, less current
            maturities                                                     --        1,261,921
            Related party borrowings (Note 4)                       1,515,056               --
                                                                 ------------     ------------

                        Total Long-term debt                        1,515,056        1,261,921
                                                                 ------------     ------------

Deferred gain on capital lease termination (Note 3)                   231,612               --
                                                                 ------------     ------------

Shareholders' Equity (Note 2)
            Common stock; $.01 par value; 10,000,000 shares
               authorized 3,462,711 issued and outstanding at
               June 30, 1999 and December 31, 1998,                    34,627           34,627
            Preferred stock, 700,000 shares authorized, 9%
               cumulative dividend, 607,745 and 547,614
               shares issued and outstanding at June 30, 1999
               and December 31, 1998, respectively                  1,519,363        1,369,036
            Additional paid-in capital                             10,589,245       10,592,217
            Accumulated deficit                                    (9,321,830)      (9,061,528)
                                                                 ------------     ------------

                        TOTAL SHAREHOLDERS' EQUITY                  2,821,405        2,934,352
                                                                 ------------     ------------

                                                                 $  8,417,287     $  8,448,579
                                                                 ============     ============


Note: The Balance Sheet at December 31, 1998 has been derived from the audited financial statements at that date. See Notes to Financial Statements

                            MINNESOTA BREWING COMPANY

                       STATEMENT OF OPERATIONS (UNAUDITED)
                  FOR THE PERIODS ENDED JUNE 30, 1999 AND 1998


                                                 THREE MONTHS                     SIX MONTHS
                                                 ENDED JUNE 30                   ENDED JUNE 30
                                             1999            1998            1999            1998
                                         -----------     -----------     -----------     -----------
Sales                                    $ 4,613,105     $ 4,739,034     $ 8,205,057     $ 8,066,386
Less excise taxes                            280,555         387,211         577,365         802,015
                                         -----------     -----------     -----------     -----------

           Net sales                       4,332,550       4,351,823       7,627,692       7,264,371

Cost of goods sold                         3,634,969       3,754,524       6,741,151       6,570,091
                                         -----------     -----------     -----------     -----------

      Gross profit                           697,581         597,299         886,541         694,280
                                         -----------     -----------     -----------     -----------

Operating expenses:
      Advertising                            150,904         131,880         261,607         378,128
      Sales and marketing                    156,129         203,338         290,536         246,519
      Administrative                         242,244         234,305         500,899         566,720
                                         -----------     -----------     -----------     -----------
           Total operating expenses          549,277         569,523       1,053,042       1,191,367
                                         -----------     -----------     -----------     -----------

            Operating income (loss)          148,304          27,776        (166,501)       (497,087)
                                         -----------     -----------     -----------     -----------

Other income (expenses)
      Interest income                          3,140           3,029           4,734           7,669
      Interest and other expense             (20,034)        (22,216)        (98,535)        (98,255)
                                         -----------     -----------     -----------     -----------

      Net income (loss)                      131,410           8,589        (260,302)       (587,673)
                                         ===========     ===========     ===========     ===========

      Basic net income (loss)
      per common share                   $       .03     $       .00     $      (.09)    $      (.18)

      Diluted net income (loss)
      per common share                   $       .02     $       .00     $      (.09)    $      (.18)

Weighted average common shares
   outstanding: (Note 5)

      Basic                                3,462,711       3,389,211       3,462,711       3,389,211
                                           ---------       ---------       ---------       ---------
      Diluted                              4,070,456       3,389,211       3,462,711       3,389,211
                                           ---------       ---------       ---------       ---------


See Notes to Financial Statements

                            MINNESOTA BREWING COMPANY

                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                  FOR THE PERIODS ENDED JUNE 30, 1999 AND 1998

                                                            SIX MONTHS ENDED JUNE 30
                                                             1999            1998
                                                         -----------     -----------
OPERATING ACTIVITIES
Net Loss                                                 $  (260,302)    $  (587,673)
      Adjustments to reconcile net loss
            to net cash used in operating activities:
Depreciation and Amortization                                245,747         314,076
Provision for doubtful accounts receivable                    30,000              --
Provision for obsolete inventory and discontinued
            products                                         (93,000)        (68,000)
 Changes in assets and liabilities:
            Trade accounts receivable                       (598,646)       (213,391)
            Inventories                                     (452,983)        (14,025)
            Prepaid expenses and other assets               (106,691)         66,300
            Accounts payable and accrued expenses           (439,358)       (594,599)
            Deferred excise tax credit                       255,000         397,490
                                                         -----------     -----------
                  Net cash used in
                  operating activities                    (1,420,233)       (699,822)
                                                         -----------     -----------

INVESTING ACTIVITIES
      Amount due from related party                           86,380              --
      Purchases of property and equipment                   (232,525)       (245,316)
      Purchase of intangible assets                          (49,575)       (201,730)
                                                         -----------     -----------
                  Net cash used in
                  investing activities                      (195,720)       (447,046)
                                                         -----------     -----------

FINANCING ACTIVITIES
      Net borrowings on related
            party obligations                                165,056         911,770
      Net borrowings on line of credit                     1,432,863              --
      Principal payments under capital lease
            obligations                                           --        (114,112)
                                                         -----------     -----------
                  Net cash provided by                     1,597,919         797,658
                                                         -----------     -----------
                  financing activities

NET DECREASE IN CASH                                         (18,034)       (349,210)

CASH AT BEGINNING OF YEAR                                     67,366         465,984
                                                         -----------     -----------

CASH AT END OF PERIOD                                    $    49,332     $   116,774
                                                         ===========     ===========




See Notes to Financial Statements


Supplemental disclosures of non-cash
      investing and financing activities:

      Conversion of debt to preferred stock                 $   150,327     $        --
                                                            -----------     -----------

      Contribution of assets in exchange for an
            equity interest in unconsolidated subsidiary    $ 1,701,314     $        --
                                                            -----------     -----------

      U.S. Treasury Bill financed with note payable
            to related party                                $  (474,961)    $   474,961
                                                            -----------     -----------

      U.S. Treasury Note financed with note payable
            to related party                                $   500,000     $        --
                                                            -----------     -----------

      Termination of capital lease obligation               $ 1,441,202     $        --
                                                            -----------     -----------

      Assets removed from books                             $(1,192,642)    $        --
                                                            -----------     -----------

      Gain on termination                                   $   248,560     $        --
                                                            -----------     -----------

      Common shares issued in satisfaction
            of accrued ESOP payable                         $        --     $   157,284
                                                            ===========     ===========


MINNESOTA BREWING COMPANY

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)


Note 1.

            The balance sheet as of June 30, 1999, the statements of operations for the three and six month periods ended June 30, 1999 and 1998 and the statements of cash flows for the six month periods ended June 30, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the Company's financial position at June 30, 1999, and results of operations and cash flows have been included. Results of operations for the interim period are not necessarily indicative of the results that may be expected for the full fiscal year.


Note 2.

Cumulative Undeclared Dividends

            The Company's Class A Convertible Preferred stock has a nine percent (9%) cumulative dividend rate. If, for any reason, the Company is unable to pay any dividend when due, the dividend will accumulate without interest until paid in full. The Company did not declare or pay a dividend on the Class A Convertible Preferred Stock for the six months ended June 30, 1999. As a result, at June 30, 1999 there are $64,988 of cumulative undeclared dividends. The Company applied the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, in the second quarter ended June 30, 1999.

Note 3.

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

Note 4.

U.S. Treasury Note Financed with a Related Party Note

            A U.S. Treasury Bill was pledged for purposes of the Bureau of Alcohol, Tobacco, and Firearms ("BATF") Brewer's Bond. During the year, the treasury bill was replaced with a U.S. Treasury Note that was financed with a related party note payable. This treasury note matures on February 15, 2004. Accordingly, both the treasury note and the related borrowing have been classified as long-term for financial statement purposes.

Note 5.

Basic and diluted amounts per share

Basic per share amounts are computed, generally, by dividing the net income or loss by the weighted average number of common shares outstanding. In computing the basic net income (loss) per share for the three and six month periods ended June 30, 1999, the cumulative undeclared dividends earned by the preferred shareholders ($34,185 and $64,988 for the three and six month periods ended June 30, 1999, respectively) were subtracted from (added to) the net income (loss). Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is anti-dilutive thereby reducing the loss or increasing the income per common share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS

            The Company's revenues are derived from the production and sale of its proprietary Grain Belt, Pig's Eye, Yellow Belly, Landmark and Brewer's Cave product lines, its contract production of beers and other beverages for other companies, its production of proprietary beers for sale under different brand names by private label customers, and sales derived from foreign markets.

RESULTS OF OPERATIONS

            The Company's net sales for the three month period ended June 30, 1999 decreased .4% as compared to the three month period ended June 30, 1998. The Company's net sales for the six month period ended June 30, 1999 increased 5% over the six month period ended June 30, 1998. The increase in net sales was principally attributable to an increase in export sales due to the improved economy in the Far East markets.

            Sales of proprietary products were down 24.7% in the second quarter of 1999 compared to 1998 and decreased 18.5% during the six-month period ended June 30, 1999 as compared to the same period in 1998. The Company experienced decreases in Grain Belt, Pig's Eye, Landmark, and other products due to turnover of key sales personnel and the effects of reduced advertising during 1998. The Company plans to increase sales and marketing efforts of its proprietary products by utilizing the line of credit obtained in April 1999. Contract sales decreased 6.0% for the six month period ended June 30, 1999 as compared to the same period in 1998 primarily due to the tighter credit policies imposed by the company. The current credit policies require contract customers to prepay for services, comply with shorter payment terms, undergo credit evaluations, and issue a letter of credit in favor of the Company. Foreign sales increased approximately $976,000 due to the improved economy in the Far East. Management anticipates increased contract sales due to the addition of a significant new contract customer. Beginning in July, the Company began producing for this new contract customer, which distributes its products in all 50 states, as well as internationally.



Segment Data in net sales before
      excise taxes (in thousands):            Three Months Ended                       Six Months Ended
                                                    June 30                                 June 30
                                           1999                    1998             1999                1998
                                          ------                  ------           ------               ------
Proprietary                               $2,266                  $3,008           $4,302               $5,280
Contract                                   1,113                   1,102            1,550                1,649
Foreign                                      915                     487            1,796                  820
Other                                        319                     142              557                  317
                                          ------                  ------           ------               ------
      Total                               $4,613                  $4,739           $8,205               $8,066
                                          ======                  ======           ======               ======





      The Company's gross profit increased $192,261 during the first six month period when compared to the similar period in 1998 and increased $100,282 in the second quarter of 1999 versus the second quarter of 1998. The Company's gross profit margin for the second quarter increased from 13.7 % in 1998 to 16.1% in 1999. For the six months ended June 30, 1999, gross profit margin increased from 9.6% in 1998 to 11.6% for the same period in 1998. The increase in gross profit over 1998 is due to the increased sales to foreign markets that are not subject to the federal excise tax and as a result of several agreements entered into with Gopher State. These agreements have created certain synergies due to shared operating and production expenses.

      The excise tax rate as a percentage of sales decreased for the six months ended June 30, 1999 when compared to 1998 from 9.9% to 7.0% due to the increase in export sales and an increasing number of contract customers who are responsible for their own excise tax. For the quarter ended June 30, 1999, the rate decreased from 8.2% to 6.1% as compared to the same period in 1998.

      Operating expenses for the three and six month periods of 1999 were $20,246 and $138,325 less, respectively than for similar periods in 1998. As a percentage of net sales, three month operating expenses decreased from 13.1% in 1998 to 12.7% in 1999. The operating expenses as a percentage of net sales also decreased to 13.8% for the first six months of 1999 as compared to 16.4% in 1998. The decrease in sales and marketing expense was primarily attributable to a reduction in personnel costs. Administrative expense increased slightly as a result of the growing contract and foreign business. Advertising expense decreased from 5.2% in 1998 to 3.4% for the six-month period ended June 30, 1999. For the quarter, advertising increased from 3.0% in 1998 to 3.5% for the same period in 1999. The increase in the quarter is due to an increase in promotional activities as compared to 1998.

      Interest income was $2,935 less in the second quarter of 1999 versus 1998 because of a reduced level of funds available for investment. For the six-month period ended June 30, interest expense in the second quarter was $280 greater in 1999 than in 1998.

      The Company experienced net income of $131,410 in the second quarter of 1999 compared to net income of $8,589 in the second quarter of 1998. For the first six months of 1999, the Company experienced a net loss of $260,302 versus a net loss of $587,673 for the comparable period in 1998. Both the increased net income and the reduced net loss for the year can be attributed to reduced production costs and increased pricing in the 1999 period.

      During 1998 and through June 1999, the Company operated below its production capacity. Management is continuing to pursue opportunities to increase sales volume at profitable margins. Management believes that the growth of its proprietary labels offers the best opportunity for achieving operating profits in the long term and has focused its efforts on growth of its proprietary products. An emphasis has been placed on the promotion of these proprietary labels and the generation of additional sales in the Company's core geographic market areas. Also, the Company is actively pursuing contract customers that offer significant volume opportunities.

LIQUIDITY AND CAPITAL RESOURCES

      Working capital at June 30, 1999 increased $1.1 million to $1.3 million from $231,017 at December 31, 1998 . The increase is primarily attributable to the related party credit facility that was amended at April 15, 1999. This amendment extended the maturity date to April 15, 2002. As a result, this credit facility is now classified as a long term liability for financial statement purposes.

      During the six months ended June 30, 1999 the Company utilized $1,420,233 net cash in operating activities, which was due to an operating loss of $260,302, an increase in accounts receivable of $598,646, an increase in inventory of $452,983, an increase in prepaid expenses and other assets of $106,691, and a decrease in accounts payable and accrued expenses of $439,358. These amounts were partially offset by depreciation and amortization of $245,747 and an increase in the deferred excise tax credit of $255,000.

      The Company used $195,720 of cash in investing activities through the purchase of $282,100 of long-lived assets and amounts due from related party of $86,380.

      The Company had net borrowings of $1,597,919 via related party borrowings of $165,056 and a bank line of credit of $1,432,863.

      In conjunction with Company's initial public offering in November of 1993, the Company's existing operating leases with Minnesota Brewing Limited Partnership ("Partnership") were converted to capitalized leases and the obligations were reflected as property and equipment and long-term debt in the financial statements. The Company had the option to acquire the property at eight times the trailing twelve months. As indicated in the Company's 1998 annual report, based upon 1998 lease payments, the purchase price would have been approximately $4.9 million at December 31, 1998. The Partnership contributed its interest in the real estate and equipment that had been previously leased to the Company to Gopher State. The Company and the Partnership terminated this agreement. As a result of the termination, there was a $248,560 gain on the transaction that will be deferred and recognized as income over the remaining term of the original lease. This gain will be offset against rent paid to Gopher State. On March 29, 1999, the Company and Gopher State entered into a new lease agreement for the same land, building and production equipment that the Company had previously leased from the Partnership. The new lease agreement has been classified as an operating lease and provides for rent of $25,000 per month with an initial term of 10 years, which expires in 2009. There are no provisions for production rent in the new agreement. The Company shall have the option to extend this lease for three consecutive additional terms of ten (10) years each. The lease gives the Company the right to purchase the brewing facilities and equipment at any time during the term of the lease at the fair market price of the assets at the time the option is exercised. The Company has also entered into a shared facilities and services agreement, under which it has agreed to share certain office space, administrative expenses, property taxes, insurance and services with Gopher State.

      The Company's credit terms to its distributors are generally 10 days and substantially all customers, except contract brewing accounts, are on automatic debit to their bank account through electronic funds transfer ("EFT"). This program substantially reduces the credit risk and facilitates the predictability of cash flows. Amounts from contract brewing production are generally 30 days after shipment and in many cases are secured by letters of credit.

      The BATF assesses brewers of alcoholic beverages an $18 per barrel excise tax. However, as a small brewer producing less than 2,000,000 barrels per year, the Company presently receives an $11.00 per barrel credit against federal exercise taxes on the first 60,000 barrels of taxable production. For accounting purposes, this credit is allocated throughout the year based upon projected taxable sales for the entire year.

      The Company is a party to collective bargaining agreements with five unions. The unions went on strike in late April for two weeks, however, the new agreements have been reached which provide, for increased compensation and work rule changes. These work rule changes allow the Company to schedule the work force needed for daily production and allow the flexibility to reduce overtime pay. Compensation has been altered by reducing vacation by two weeks per union employee. The unions returned to work on May 10, 1999. The Company has lowered the cost of operations as a result of these new agreements, which expire on March 31, 2002.

      As of March 31, 1999, the Company had net operating loss carryforwards totaling $8.3 million available. To the extent the Company generates taxable income during the periods in which this net operating loss carryforward is available, the Company's cash requirements for payment of income tax will be reduced.

      On March 31, 1999, the Company issued 60,131 shares of Class A Convertible Preferred Stock to the Partnership in satisfaction of $150,327 owed for deferred rents and accrued interest. The preferred stock has a 9% cumulative dividend rate, voting rights and is convertible into common stock at the rate of one share of common stock per share of preferred stock. The holders of preferred stock are entitled to the number of votes equal to the number of shares of common stock into which the preferred stock could be converted. These shares are in addition to the 547,614 shares issued in satisfaction of $1,369,036 owed for deferred rents and accrued interest at December 31, 1998. At June 30, 1999, the amount of preferred dividends in arrears was $64,988. These dividends can be deferred and if they are not paid, they accumulate without interest. Dividends can only be paid from profits of the Company and are further subject to limitation under the Company's loan agreements.

FINANCING

      The Company's plans in 1999 include the continued emphasis on promoting its core proprietary brands and increasing the volume of foreign and contract sales. In order to achieve its 1999 plans, the Company needed additional debt financing to meet working capital demands. On April 15, 1999, the Company obtained a bank line of credit of $3 million, subject to certain borrowing base restrictions. The line-of-credit agreement, which expires on April 15, 2002, contains covenants which include limitations on the Company's ability to pay dividends, and requires the Company to maintain certain financial requirements, including maintaining a minimum net worth level. Substantially all of the Company's assets are pledged as collateral under this line of credit.

      On April 15, 1999, the Partnership committed to amend their credit facility with the Company, thereby curing the default that existed at that time. The amended agreement with the Partnership extended the maturity date to April 15, 2002, reducing the amount available from $2.5 million to $1.5 million. In addition, the Partnership provided $500,000 for purposes of pledging a U.S. Treasury Note for the BATF bond. Management believes that the result of operations and these credit facilities will be sufficient to meet working capital needs during 1999.

Since 1997, the Company has investigated and begun to develop a business for the production of ethanol. Ethanol is principally produced from the processing of corn including its fermentation into fuel grade alcohol. In March 1999, Gopher State was formed for the purpose of constructing and operating an ethanol facility. Because of the significant cost of the facility, the Company assisted Gopher State in obtaining financing by contributing operating assets to Gopher State and guaranteeing Gopher State's construction/mortgage loan. The Company obtained a 28% minority interest in Gopher State which began the construction of the ethanol facilities in April 1999 and is scheduled to begin operations by April 2000.

FORWARD-LOOKING STATEMENTS

      Statements included in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. Among these risks and uncertainties are information included in this Quarterly Report on Form 10-Q which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology constitutes forward-looking information. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) competition within the brewing industry resulting from the increased number of brewers and available beers, (ii) the Company's ability to continue to achieve and maintain contract brewing arrangements; (iii) the continued success of the Company's proprietary brands, (iv) the Company's continued ability to sell products for export, and (v) Gopher State Ethanol's ability to successfully construct and operate an ethanol facility.

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

                      None

Item 3.               Defaults Upon Senior Securities

                      None

Item 4.               Submission of Matters to a Vote of Security Holders

      The Company's Annual Meeting of Shareholders was held on June 16, 1999. The shareholders took the following actions:

      (i) The shareholders elected five directors to hold office until the annual meeting of shareholders. The shareholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all of the nominees:

                                        Votes For  Votes Withheld   Non-Votes
                                        ---------  -------------  --------------
                     Bruce E. Hendry     2,034,273     1,205            0
                     John J. Lee         2,033,368     2,110            0
                     Richard A. Perrine  2,034,273     1,205            0
                     Robert A. Awsumb    2,034,273     1,205            0
                     John T. Elliott     2,034,273     1,205            0

      (ii) The shareholders authorized the Company to amend the articles of incorporation to change the corporate name of the Company to MBC Holding Company.

                     For           2,029,558
                     Against           3,720
                     Abstain           2,200


Item 5.               Other Information



      The deadline for submission of shareholder proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, for inclusion in the Company's proxy statement for its 2000 Annual Meeting of Shareholders is in January 25, 2000. Additionally, if the Company receives notice of a shareholder proposal after April 10, 2000, such proposal will be considered untimely pursuant to Rules 14a-4 and 14a-5 (e) and the persons named in proxies solicited by the Board of Directors of the Company for its 2000 Annual Meeting of Shareholders may exercise discretionary voting power with respect to such proposal.

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



MINNESOTA BREWING COMPANY



Dated:                      /s/Michael C. Hime




                            Michael C. Hime
                            Vice President of Finance (Chief Financial Officer)