Form 10-Q
period 1999-09-30
MINNESOTA BREWING CO
filed 1999-11-15
CIK 913159

QuickLinks

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 0-23846

Minnesota Brewing Company
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1702599 (I.R.S. Employer Identification No.)
882 West Seventh Street, St. Paul, Minnesota (Address of principal executive offices)	55102 Zip Code
(651) 228-9173 (Issuer's Telephone Number)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES /x/  NO / /

    As of September 30, 1999 the Company had outstanding 3,506,860 shares of Common Stock, no par value per share, and 607,745 shares of Class A Convertible Preferred Stock.

MINNESOTA BREWING COMPANY
INDEX

		Page
PART I.	FINANCIAL INFORMATION
	Item 1. Financial Statements
	Condensed Balance Sheets as of September 30, 1999 and December 31, 1998	3, 4
	Statement of Operations for the three and nine month periods ended September 30, 1999 and September 30, 1998	5
	Statement of Cash Flows for the nine month periods ended September 30, 1999 and September 30, 1998	6
	Notes to Financial Statements	7
	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8
	Item 3. Quantitative and Qualitative Disclosures About Market Risk	12
PART II.	OTHER INFORMATION	13
	Item 2. Changes in Securities and Use of Proceeds	13
Signatures		14

Minnesota Brewing Company
Condensed Balance Sheets

	September 30, 1999	December 31 1998
	(unaudited)	(Note)
Assets
Current Assets
Cash and cash equivalents	$118,309	$67,366
U.S. Treasury Bill (Note 4)	—	474,961
Trade accounts receivable, less allowance for doubtful accounts of $280,000 at September 30, 1999 and $250,000 at December 31, 1998	1,485,272	1,064,638
Due From related party	223,247	302,143
Other	170,462	101,176
Inventories:
Raw materials	163,390	185,281
Work-in-progress	661,082	334,130
Finished goods	956,608	840,591
Packaging	767,409	753,678
Other	513,247	359,359

Total Inventories	3,061,736	2,473,039
Total Current Assets	5,059,026	4,483,323

Investment in joint venture (Note 6)	58,806	—
Investment in unconsolidated subsidiary	1,770,649	—
U.S. Treasury Note (Note 4)	500,000	—
Property and Equipment	1,837,325	6,754,715
Less accumulated depreciation	1,187,706	3,273,066

Net property and equipment	649,619	3,481,649

Other Assets
Trademarks, net of accumulated amortization of $120,000 at September 30, 1999 and $99,000 at December 31, 1998	253,448	263,189
Other, net of accumulated amortization of $528,000 at September 30, 1999 and $445,000 at December 31, 1998	195,450	220,418

Total Other Assets	448,898	483,607

	$8,486,998	$8,448,579

Note: The Balance Sheet at December 31, 1998 has been derived from the audited financial statements at that date.

See Notes to Financial Statements

Minnesota Brewing Company
Condensed Balance Sheets - Continued

	September 30, 1999	December 31, 1998
	(unaudited)	(note)
Liabilities and Shareholders' Equity
Current Liabilities
Total accounts payable	1,658,685	2,002,197
Line of credit	1,477,379	—
Deferred federal excise tax credit	156,861	—
Current maturities of capital lease obligation	—	265,517
Related party line of credit	—	1,324,961
Accrued expenses	460,599	659,631

Total Current Liabilities	3,753,524	4,252,306

Long-term debt
Capitalized lease obligations, less current maturities	—	1,261,921
Related party borrowings (Note 4)	1,538,067	—

Total Long-term debt	1,538,067	1,261,921

Deferred gain on capital lease termination (Note 3)	214,665	—

Shareholders' Equity (Note 2)
Preferred stock, 700,000 shares authorized, 9% cumulative dividend, 607,745 and 547,614 shares issued and outstanding at September 30, 1999 and December 31, 1998, respectively (aggregate liquidation preference $706,918 and $547,614 at September 30, 1999 and December 31, 1998, respectively)	1,519,363	1,369,036
Common stock; $.01 par value; 10,000,000 shares authorized 3,506,860 and 3,462,711 issued and outstanding at September 30, 1999 and December 31, 1998, respectively	35,069	34,627
Additional paid-in capital	10,677,394	10,592,217
Accumulated deficit	(9,251,084)	(9,061,528)

TOTAL SHAREHOLDERS' EQUITY	2,980,742	2,934,352

	$8,486,998	$8,448,579

Note: The Balance Sheet at December 31, 1998 has been derived from the audited financial statements at that date.

See Notes to Financial Statements

Minnesota Brewing Company
Statement of Operations (Unaudited)
For the Periods Ended September 30, 1999 and 1998

	Three Months Ended September 30		Nine Months Ended September 30
	1999	1998	1999	1998
Sales	$5,564,853	$4,317,869	$13,769,910	$12,384,254
Less excise taxes	415,311	469,100	992,676	1,271,115

Net sales	5,149,542	3,848,769	12,777,234	11,113,139
Cost of goods sold	4,428,900	3,445,663	11,170,051	10,015,755

Gross profit	720,642	403,106	1,607,183	1,097,384

Operating expenses:
Advertising	177,677	162,769	439,284	409,288
Sales and marketing	161,819	147,034	452,355	525,162
Administrative	265,600	234,478	766,499	801,198

Total operating expenses	605,096	544,281	1,658,138	1,735,648

Operating income (loss)	115,546	(141,175)	(50,955)	(638,264)

Other income (expenses)
Interest income	997	2,685	5,731	10,354
Interest and other expense	(45,797)	(52,969)	(144,332)	(151,224)

Net income (loss)	70,746	(191,459)	(189,556)	(779,134)

Basic and diluted net income (loss) per common share	$.01	$(.06)	$(.08)	$(.23)
Weighted average common shares outstanding: (Note 5)
Basic	3,506,860	3,462,711	3,506,860	3,413,711

Diluted	4,114,605	3,462,711	3,506,860	3,413,711

See Notes to Financial Statements

Minnesota Brewing Company
Statement of Cash Flows (Unaudited)
For the Periods Ended September 30, 1999 and 1998

	Nine Months Ended September 30
	1999	1998
OPERATING ACTIVITIES
Net Loss	$(189,556)	$(779,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	305,572	460,554
Provision for doubtful accounts receivable	30,000	—
Deferred gain on capital lease termination	(33,895)	—
Changes in assets and liabilities:
Trade accounts receivable	(450,634)	(195,443)
Inventories	(588,697)	(348,103)
Prepaid expenses	(69,286)	(69,240)
Accounts payable and accrued expenses	(456,925)	203,375
Deferred excise tax credit	156,861	186,586

Net cash used in operating activities	(1,296,560)	(541,405)

INVESTING ACTIVITIES
Amount due from related party	78,896	—
Investment in joint venture	(58,806)	—
Purchases of property and equipment	(337,636)	(534,718)
Purchase of intangible assets	(64,488)	(143,351)

Net cash used in investing activities	(382,034)	(678,069)

FINANCING ACTIVITIES
Net borrowings on related party obligations	252,158	1,124,396
Net borrowings on line of credit	1,477,379	—
Principal payments under capital lease obligations	—	(170,793)

Net cash provided by financing activities	1,729,537	953,603

NET INCREASE (DECREASE) IN CASH	50,943	(265,871)
CASH AT BEGINNING OF YEAR	67,366	465,984

CASH AT END OF PERIOD	$118,309	$200,113

Supplemental disclosures of non-cash investing and financing activities:
Conversion of debt to preferred stock	$150,327	$—

Contribution of assets in exchange for an equity interest in unconsolidated subsidiary	$1,770,649	$—

U.S. Treasury Bill financed with note payable to related party	$(474,961)	$474,961

U.S. Treasury Note financed with note payable to related party	$500,000	$—

Termination of capital lease obligation	$1,441,202	$—

Assets removed from books	$(1,192,642)	$—

Gain on termination	$248,560	$—

Common shares issued in satisfaction of accrued ESOP payable	$88,592	$157,284

See Notes to Financial Statements

MINNESOTA BREWING COMPANY
Notes to Financial Statements
(UNAUDITED)

Note 1.

    The balance sheet as of September 30, 1999, the statements of operations for the three and nine month periods ended September 30, 1999 and 1998 and the statements of cash flows for the nine month periods ended September 30, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the Company's financial position at September 30, 1999, and results of operations and statement of cash flows for the period then ended have been included. Results of operations for the interim period are not necessarily indicative of the results that may be expected for the full fiscal year.

Note 2.

Cumulative Undeclared Dividends

    The Company's Class A Convertible Preferred stock has a nine percent (9%) cumulative dividend rate. If, for any reason, the Company is unable to pay any dividend when due, the dividend will accumulate without interest until paid in full. The Company did not declare or pay a dividend on the Class A Convertible Preferred Stock for the nine months ended September 30, 1999. As a result, at September 30, 1999 there are $99,173 of cumulative undeclared dividends.

Note 3.

Gain on Termination of Capital Lease

    As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, on March 29, 1999, the Company terminated its lease with a related party and entered into a new lease with its unconsolidated subsidiary, Gopher State Ethanol, LLC ("Gopher State"). As a result of the termination, there was a $248,560 gain on the transaction that will be deferred and recognized as income over the remaining term of the original lease (November 2003).

Note 4.

U.S. Treasury Note Financed With a Related Party Note

    A U.S. Treasury Bill was pledged for purposes of the Bureau of Alcohol, Tobacco, and Firearms ("BATF") Brewer's Bond. During the year, the Treasury Bill was replaced with a U.S. Treasury Note that was financed with a related party note payable. This Treasury Note and the related party note payable mature on February 15, 2004. Accordingly, both items have been classified as long-term for financial statement purposes.

Note 5.

Basic and diluted amounts per share

    Basic per share amounts are computed, generally, by dividing the net income or loss by the weighted average number of common shares outstanding. In computing the basic net income (loss) per share for the three and nine month periods ended September 30, 1999, the cumulative undeclared dividends earned by the preferred shareholders ($34,185 and $99,173 for the three and nine month periods ended September 30, 1999, respectively) were subtracted from (added to) the net income (loss).

Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is anti-dilutive thereby reducing the loss or increasing the income per share.

Note 6.

Investment in joint ventures

    The Company has entered into a joint venture with a nonaffiliated third party for the production of carbon dioxide in a production facility located adjacent to the ethanol plant and the brewery. The joint venture is expected to begin operations in May 2000.

  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company's revenues are derived from the production and sale of its proprietary Grain Belt, Pig's Eye, Yellow Belly, Landmark and Brewer's Cave product lines and its contract production of beverages for sale under different brand names by private label customers, and sales derived from foreign markets.

Results of Operations

    The Company's net sales for the three-month period ended September 30, 1999 increased 33.8% as compared to the same period ended September 30, 1998. The Company's net sales for the nine-month period ended September 30, 1999 increased 15.0% over the same period ended September 30, 1998. The increase in net sales was primarily due to the addition of new contract customers during the third quarter.

    Sales of proprietary products were down 14.3% in the third quarter of 1999 compared to 1998 and decreased 16.7% during the nine-month period ended September 30, 1999 as compared to the same period in 1998. The Company experienced decreases in Grain Belt, Pig's Eye, Landmark, and other products due to the weakening demand in the regional markets. Contract sales increased approximately $761,000 in the third quarter of 1999 compared to 1998 and approximately $894,000 for the nine-month period ended September 30, 1999 as compared to the same period in 1998 primarily due to the addition of new contract customers during the third quarter. Foreign sales increased approximately $609,000 in the third quarter of 1999 compared to 1998 and approximately $1,369,000 for the nine-month period ended September 30, 1999 due to the improved economy in the Far East. Other sales increased approximately $306,000 in the third quarter of 1999 compared to 1998 and approximately $525,000 for the nine-month period ended September 30, 1999 primarily due to the increased production of malt extract for a food products company.

Segment data in net sales before
excise taxes (in thousands):

	Three Months Ended September 30		Nine months Ended September 30
	1999	1998	1999	1998
Proprietary	$2,566	$2,995	$6,975	$8,377
Contract	1,292	531	2,592	1,698
Foreign	1,261	652	3,201	1,832
Other	446	140	1,002	477

Total	$5,565	$4,318	$13,770	$12,384

    The Company's gross profit increased $509,799 during the first nine month period when compared to the similar period in 1998 and increased $317,536 in the third quarter of 1999 versus 1998. The Company's gross profit margin for the third quarter increased from 10.5% in 1998 to 14.0% in 1999. For the nine months ended September 30, 1999, gross profit margin increased from 9.9% in 1998 to 12.6% for the same period in 1999. The increase in gross profit over 1998 is primarily due to lower overhead expense as a result of the new lease and operating agreements with Gopher State, which have created certain synergies due to shared operating and production expenses.

    The excise tax rate as a percentage of sales decreased for the nine months ended September 30, 1999 when compared to 1998 from 10.3% to 7.2% due to the increase in export sales that are not subject to the federal excise tax and an increasing number of contract customers who are responsible for their own excise tax. For the quarter ended September 30, 1999, the rate decreased from 10.9% to 7.5% as compared to the 1998 quarter.

    Operating expenses for the three and nine month periods of 1999 were $60,815 greater and $77,510 less, respectively, than for similar periods in 1998. As a percentage of net sales, three month operating expenses decreased from 14.1% in 1998 to 11.8% in 1999. The operating expenses as a percentage of net sales also decreased to 13.0% for the first nine months of 1999 as compared to 15.6% in 1998. Sales and marketing expense as a percentage of net sales decreased from 3.8% in the third quarter of 1998 to 3.1% in the same period this year, and from 4.7% for the nine month period in 1998 to 3.5% during the same period this year. The decrease in sales and marketing expense was primarily attributable to a reduction in personnel costs. General and administrative expense decreased from 5.2% in the third quarter of 1998 to 6.1% in the same period this year, and from 7.2% for the nine-month period in 1998 to 6.0% during the same period in the current year. Administrative expenses are lower than the prior year to date due to the shared services agreement with Gopher State and continued cost reduction efforts by management. Advertising expense as a percentage of net sales decreased from 3.7% in 1998 to 3.4% for the nine-month period ended September 30, 1999. For the quarter, advertising decreased from 4.2% in 1998 to 3.5% for the same period in 1999. However, advertising expense as a percentage of net proprietary sales increased from 5.4% in 1998 to 6.9% for the nine-month period ended September 30, 1999. For the quarter ended September 30, 1999, advertising expense as a percentage of net proprietary sales increased from 4.9% in 1998 to 6.3% for the same period in 1999. Increases are due to management's commitment to increase the sale of its proprietary labels. Even though the benefits of this increase in advertising have not yet been realized, management is pursuing ways to effectively advertise in the local and regional markets.

    Interest income decreased $1,688 and $4,623 in the three and nine-month period ended September, 30, 1999, respectively, versus the same period in 1998 because of a reduced level of funds available for investment. For the three and nine-month period ended September 30, interest expense and other decreased $7,172 and $6,892, respectively, in 1999 versus 1998. The decrease can be attributable to increases in other income.

    The Company experienced net income of $70,746 in the third quarter of 1999 compared to a net loss of $191,459 in the third quarter of 1998. For the nine-month period ended September 30, 1999, the Company experienced a net loss of $189,556 versus a net loss of $779,134 for the comparable period in 1998. The increased quarter and year to date results can be partially attributed to reduced production costs due to the new lease and expense-sharing agreements with Gopher State and increased pricing in the 1999 period.

    During 1998 and through September 1999, the Company operated below its production capacity. Management is continuing to pursue opportunities to increase sales volume at profitable margins. Management believes that the growth of its proprietary labels offers the best opportunity for achieving operating profits in the long term and has focused its efforts on growth of its proprietary products. An emphasis has been placed on the promotion of these proprietary labels and the generation of additional sales in the Company's core geographic market areas. Also, the Company is actively pursuing contract customers that offer significant volume opportunities.

Liquidity and Capital Resources

    Working capital at September 30, 1999 increased $1,074,485 to $1,305,502 from $231,017 at December 31, 1998. The increase is primarily attributable to the related party credit facility that was amended at April 15, 1999. This amendment extended the maturity date to April 15, 2002. As a result, this credit facility is now classified as a long-term liability.

    During the nine months ended September 30, 1999 the Company utilized $1,296,560 of net cash in operating activities, which was due to an operating loss of $189,556, an increase in net accounts receivable of $420,634, an increase in inventory of $588,697, an increase in prepaid expenses of $69,286, and a decrease in accounts payable and accrued expenses of $456,925. These amounts were partially offset by depreciation and amortization of $305,572, and an increase in deferred excise tax credit of $156,861.

    The Company used $382,034 of cash in investing activities through the purchase of $402,124 of long-lived assets and a joint venture investment of $58,806. These amounts were partially offset by a decrease in amounts due from related party of $78,896.

    The Company had net borrowings of $1,729,537 pursuant to a related party line of credit of $252,158 and a bank line of credit of $1,477,379.

    In conjunction with the Company's initial public offering in November of 1993, the Company's existing operating leases with Minnesota Brewing Limited Partnership ("Partnership") were converted to capitalized leases and the obligations were reflected as property and equipment and long-term debt in the financial statements. The Company had the option to acquire the property at eight times the trailing twelve months. As indicated in the Company's 1998 annual report, based upon 1998 lease payments, the purchase price would have been approximately $4.9 million at December 31, 1998. The Partnership contributed its interest in the real estate and equipment that had been previously leased to the Company to Gopher State. The Company and the Partnership terminated this agreement. As a result of the termination, there was a $248,560 gain on the transaction that will be deferred and recognized as income over the remaining term of the original lease. This gain will be offset against rent paid to Gopher State. On March 29, 1999, the Company and Gopher State entered into a new lease agreement for the same land, building and production equipment that the Company had previously leased from the Partnership. The new lease agreement has been classified as an operating lease and provides for rent of $25,000 per month with an initial term of 10 years, which expires in 2009. There are no provisions for production rent in the new agreement. The Company has the option to extend this lease for three consecutive additional terms of ten (10) years each. The lease gives the Company the right to purchase the brewing facilities and equipment at any time during the term of the lease at the fair market price of the assets at the time the option is exercised. The Company has also entered into a shared facilities and services agreement, under which it has agreed to share certain office space, administrative expenses, property taxes, insurance and services with Gopher State.

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

    The Federal government assesses brewers of alcoholic beverages an $18 per barrel excise tax. However, as a small brewer producing less than 2,000,000 barrels per year, the Company presently receives an $11.00 per barrel credit against federal exercise taxes on the first 60,000 barrels of taxable production. For accounting purposes, this credit is allocated throughout the year based upon projected taxable sales for the entire year.

    As of December 31, 1998, the Company had net operating loss carryforwards totaling $8.3 million available. To the extent the Company generates taxable income during the periods in which this net operating loss carryforward is available, the Company's cash requirements for payment of income tax will be reduced.

    On March 31, 1999, the Company issued 60,131 shares of Class A Convertible Preferred Stock to the Partnership in satisfaction of $150,327 owed for deferred rents and accrued interest. The preferred stock has a 9% cumulative dividend rate, voting rights and is convertible into common stock at the rate of one share of common stock per share of preferred stock. The holders of preferred stock are entitled to the number of votes equal to the number of shares of common stock into which the preferred stock could be converted. These shares are in addition to the 547,614 shares issued in satisfaction of $1,369,036 owed for deferred rents and accrued interest at December 31, 1998. At September 30, 1999, the amount of preferred dividends in arrears was $99,173. These dividends can be deferred and if they are not paid, they accumulate without interest. Dividends can only be paid from profits of the Company and are further subject to limitation under the Company's loan agreements.

Financing

    The Company's plans in 1999 include the continued emphasis on promoting its core proprietary brands and increasing the volume of foreign and contract sales. In order to achieve its 1999 plans, the Company needed additional debt financing to meet working capital demands. On April 15, 1999, the Company obtained a bank line of credit of $3 million, subject to certain borrowing base restrictions. The line-of-credit agreement, which expires on April 15, 2002, contains covenants, which include limitations on the Company's ability to pay dividends, and requires the Company to maintain certain financial requirements, including maintaining a minimum net worth level. Substantially all of the Company's assets are pledged as collateral under this line of credit.

    On April 15, 1999, the Partnership committed to amend its credit facility with the Company, thereby curing the default that existed at that time. The amended agreement with the Partnership extended the maturity date to April 15, 2002, reducing the amount available from $2.5 million to $1.0 million. In addition, the Partnership provided $500,000 for purposes of pledging a U.S. Treasury Note for the BATF bond. Management believes that the result of operations and these credit facilities will be sufficient to meet working capital needs during 1999.

    Beginning in 1997, the Company investigated and began to develop a business for the production of ethanol. Ethanol is principally produced from the processing of corn including its fermentation into fuel grade alcohol. In March 1999, Gopher State was formed for the purpose of constructing and operating an ethanol facility. Because of the significant cost of the facility, the Company assisted Gopher State in obtaining financing by contributing operating assets to Gopher State and guaranteeing Gopher State's construction/mortgage loan. The Company obtained a 28% minority interest in Gopher State which began the construction of the ethanol facilities in April 1999 and is scheduled to begin operations by April 2000.

Y2K Issue

    The Company is committed to ensuring that there is no disruption to its business operation because of internal systems failures associated with the Y2K date problem. The Y2K issue relates to the inability of certain information systems to properly recognize and process dates containing the Year 2000 and beyond and is further committed to control external factors to the extent possible.

    The Company obtained information from its main software vendors that it used in assessing whether or not the Company is Y2K compliant. In addition, the Company has identified and tested the systems it believes are critical and the test results indicate that these systems are Y2K compliant. The Company will continually test and establish compliance with respect to all of its existing systems, potential upgrades and new acquisitions. Regardless of the Y2K compliance of the Company's systems and products, there can be no assurance that the Company will not be adversely affected by the failure of third parties to become Y2K compliant. However, the Company's five largest vendors have represented themselves as being Y2K compliant.

    The Company has not incurred any material expenditures in connection with identifying or evaluating Y2K compliance issues. The Company estimates that it will not incur any cost in future software upgrades necessary for Y2K compliance.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    Not Applicable

PART II OTHER INFORMATION

Item 1. Legal Proceedings

    None

Item 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

    During the quarter ended September 30, 1999, the Company issued 44,149 shares of Common Stock to the Company's Employee Stock Ownership Plan (the "Plan"). The Company believes the issuance was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act") by virtue of the fact Shares were issued directly to the Plan, which is a non-contributory, non-voluntary plan.

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

Michael C. Hime Vice President of Finance (Chief Financial Officer)

QuickLinks

MINNESOTA BREWING COMPANY INDEX

Minnesota Brewing Company Condensed Balance Sheets
Minnesota Brewing Company Condensed Balance Sheets - Continued

Minnesota Brewing Company Statement of Operations (Unaudited) For the Periods Ended September 30, 1999 and 1998
Minnesota Brewing Company Statement of Cash Flows (Unaudited) For the Periods Ended September 30, 1999 and 1998

MINNESOTA BREWING COMPANY Notes to Financial Statements (UNAUDITED)

SIGNATURES