Form 10-K405
period 1999-12-31
MINNESOTA BREWING CO
filed 2000-03-30
CIK 913159

 QuickLinks -- Click here to rapidly navigate through this document

Securities and Exchange Commission
Washington D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                to

Commission File Number: 0-23846

MBC HOLDING COMPANY
(Name of small business issuer in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1702599 (I.R.S. Employer Identification No.)

882 West Seventh Street
Saint Paul, MN 55102
(Address of principal executive offices and zip code)

Minnesota Brewing Company
(former name)

Registrant's telephone number, including area code: (651) 228-9173

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K for any amendment to this Form 10-K. /x/

    On March 22, 2000, the Company had 3,506,860 shares of common stock, $.01 par value and 607,745 shares of Class A convertible preferred stock outstanding. Each share of Class A convertible preferred stock outstanding is convertible into one share of common stock.

    The aggregate market value of the shares of voting stock held by non-affiliates of the Company (persons other than directors and officers) computed at the basis of the last reported sale of $3.00 per share on, March 22, 2000 was approximately $4,773,000.

    DOCUMENTS INCORPORATED BY REFERENCE: The Company's Proxy Statement for its 2000 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.  Business

Overview

    The Company was formed in 1991 as Minnesota Brewing Company and changed its name to MBC Holding Company ("Company"), effective January 1, 2000. The Company has formed a new wholly owned subsidiary, Minnesota Brewing Company, LLC, that will brew, package, and sell beverage products. The Company also has a minority interest in Gopher State Ethanol, LLC ("Gopher State") a Delaware Limited Liability Company formed in 1999 to produce ethanol distilled grains and raw carbon dioxide ("CO2") gas. Additionally in 1999, the Company formed MGI-CO2 St. Paul ("CO2 Joint Venture"), a joint venture with an unrelated third party to produce liquid carbon dioxide. All of the aforementioned businesses are located in Saint Paul, Minnesota. The Company leases its production facilities and certain of its equipment from Gopher State. Previously, the Company leased these assets from another related entity, Minnesota Brewing Limited Partnership (the "Partnership"). See Note 3 of the Financial Statements for disclosure on Related Party Transactions.

    The Company operates a full scale brewery in Saint Paul, Minnesota producing its proprietary Grain Belt, Pig's Eye, Minnesota Brew, and Yellow Belly beers and marketing these beers through an independent distribution network, primarily in Minnesota. The Company produces beers under a number of brand names, including Grain Belt, Grain Belt Premium, Grain Belt Light, Grain Belt Premium Light, GBX Malt Liquor, Pig's Eye Pilsner, Pig's Eye Lean, Pig's Eye Ice, Pig's Eye Red, Pig's Eye Non-alcoholic, and Yellow Belly.

    The Company's Grain Belt family product line is the Company's best selling product. The brand, which the Company acquired and commenced producing in 1991, is over a hundred years old and has maintained its market share locally, in part, because the Company reintroduced Grain Belt with a style and taste similar to the product's traditional characteristics when it maintained a significant share of the Minnesota market. Grain Belt Premium was awarded the Gold Medal in the American Lager category at the 1994 Great American Beer Festival. The Company created the Pig's Eye brand in 1992 and since that time the product has become popular in its market. Pig's Eye Ice Beer won the Silver Medal in the American Malt Liquor category at the 1994 Great American Beer Festival. The Company created Yellow Belly in 1996 as an alcoholic alternative beverage with a distinct lemon flavoring. In 1998, the Yellow Belly line was extended to include both Margarita and Long Island Tea malt beverages.

    The Company also produces other beverages under contract packaging arrangements and private label contracts. Under its contract packaging arrangements, the Company produces beverages for separate brewing companies according to those brewers' formulas. Under private label contracts the Company packages its proprietary beers for sale by third parties under brand names owned by the third parties.

    Until March 29, 1999, the Company leased its brewing facilities and related equipment from the Partnership. On March 29, 1999, the Partnership contributed these assets to Gopher State in exchange for an equity interest in Gopher State. As a result, the Company now leases its brewing facilities and related equipment from Gopher State. The Company generated net sales of $14.8 million in 1998 and net sales of $17.8 million in 1999. The brewing facilities had a potential annual capacity of 2.2 million barrels; however, that has been significantly reduced to 900,000 barrels due to the construction of the ethanol plant by Gopher State. The Company produced approximately 293,000 barrels in 1998 and 354,000 barrels in 1999, which were equal to 32.6 and 39.3 percent, respectively, of total capacity. The Company believes that the existence of the additional brewing capacity has enabled and will continue to allow the Company to increase its production without substantial additional capital outlays.

    Substantially all of the Company's proprietary beers are sold domestically through approximately 50 independent distributors. During 1999, approximately 80.2 percent of the Company's proprietary beer sales volume reached retail channels through its 12 largest distributors. The Company provides point-of-sale advertising and sales promotion programs to help stimulate sales.

    The quality of the Company's products has been attested to through various beer festivals and taste test mediums but its most significant recognition came from the following awards it has won during its brief history at the Great American Beer Festival™ which occurs each fall in Denver, Colorado:

Year	Medal Awarded	Product
1992	Silver	Landmark Oktoberfest
1993	Bronze	McMahons Irish Style Potato Ale
1994	Silver	Pig's Eye Ice
1994	Gold	Grain Belt Premium
1995	Bronze	Pig's Eye Red Amber Ale
1997	Silver	Pig's Eye—Non Alcoholic

    In addition to these recognitions for its own products, the Company has produced beers that have won awards for its contract customers.

    The Company believes that its success in producing and selling its proprietary beers, and its production of high quality beers pursuant to contract brewing and packaging arrangements position it to take advantage of growth opportunities existing in the beverage industry.

Competition and the Beer Industry

    Although there are several hundred companies engaged in the highly competitive brewing industry in the United States, the industry is highly concentrated, with five companies—Anheuser-Busch Companies, Inc., Miller Brewing Co., Adolph Coors Co., Stroh Brewery Co. and Pabst Brewing Co.—accounting for 94.8% of 1999 sales. In Minnesota, however, local brands have traditionally had a higher market share than they do nationally. The national and Minnesota market shares of these companies and of the Company were as follows:

	Percent of Sales/Barrelage
	National (Sales)(1)		Minnesota (Barrelage)(2)
	1999	1998	1999	1998
Anheuser-Busch Companies, Inc.	51.8%	48.1%	38.9%	37.0%
Miller Brewing Co.	23.4	21.3	32.1	31.5
Adolph Coors Co.	11.9	10.8	3.5	3.4
Stroh Brewing Co.(3)	—	9.3	—	11.3
Pabst Brewing Co.	7.7	2.0	11.8	2.6

	94.8%	91.5%	86.3%	85.8%
Minnesota Brewing Company(4)	0.2%	0.1%	1.7%	2.9%

(1)
Information from Modern Brewery Age.

(2)
Information from Minnesota Beer Wholesalers Association.

(3)
Stroh Brewing Co. was acquired during 1999 by Pabst Brewing Co. and Miller Brewing Co.

(4)
Includes only the Company's proprietary beers.

    During 1999, approximately 90% of the Company's domestic sales of proprietary beers was sold in Minnesota. The Company's beers are distributed and sold in competition with the national brands listed above, as well as other regional and local brands, many of which have either greater financial resources and/or greater name recognition than the Company. Although the methods of competition in the industry vary widely, the principal methods of competition include the quality, taste and freshness of the products, packaging, price, advertising, distribution and service to customers.

    Declining sales in the overall beer industry in recent years have resulted in increased competition among beer producers. An overall decline and weakened consumer demand have been brought about by legislative, social and demographic changes. Trends in the industry include huge marketing expenditures, discounting of prices and the growth of micro brewery-type beers.

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

Company Products

    In December 1991, the Company commenced its product sales by introducing Landmark and reintroducing both the Grain Belt and Grain Belt Premium labels, which had been acquired from Heileman. The Company followed with the introduction of Pig's Eye Pilsner and Pig's Eye Lean, in 1992. The Company introduced Pigs Eye Ice and Pig's Eye Non-alcoholic beer in December 1993 and Pig's Eye Red in February of 1995. Minnesota Brew entered the market in April of 1995. Yellow Belly was brought to the market in April of 1996 and Brewers Cave products were introduced in October of 1996. In 1998, Yellow Belly Margarita and Long Island Tea were introduced. During 1999, the Company sold Landmark and discontinued the Brewer's Cave product lines. See Management's Discussion and Analysis of Financial Condition and Results of Operation.

    A brief description of the Company's various brands follows:

    Grain Belt.  Grain Belt, the Company's leading product, is a very old established product, originally brewed in Minneapolis with a 100-year history, now brewed by the Company, using similar recipes. Grain Belt Premium has above average alcohol content and richer taste while regular Grain Belt has average alcohol content and a lighter taste. During 1999, the Company altered the recipe of Grain Belt Premium Light providing for a leaner taste. The brands are Grain Belt Premium, Grain Belt Golden, Grain Belt Premium Light and GBX Malt Liquor.

    Pig's Eye.  Pig's Eye Pilsner is a medium bodied pilsner with average alcohol content created for a taste and price conscious consumer. The Company also sells Pig's Eye Lean, Pig's Eye Ice, Pig's Eye Red Amber Ale and Pig's Eye NA.

    Yellow Belly.  An alcoholic alternative beverage, Yellow Belly is a quality malt beverage with select lemon, Margarita and Long Island Tea flavors that provide a distinctive refreshing taste.

Contract Brewing and Packaging

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

    At the end of 1997, the Company began producing malt extract for a third party. This production is performed by the Company at a significantly lower cost per barrel and as a result, less revenue per barrel than other products it produces. During 1999, the Company produced approximately 138,000 barrels under this arrangement.

    In 1998, the Company became certified to brew Organic Beer. The Company produces this product for a contract customer.

    Approximately 23% of the Company's 1999 net sales are derived from contract brewing and private label sales.

Export Sales

    The Company also ships to Korea, Japan, China, and the Virgin Islands. (See Note 7 of Notes to Financial Statements for Export Sales Information.) Substantially all export sales are made through brokers and are marketed and sold primarily on the basis of price. Although the Company intends to pursue this market as opportunities present themselves, export sales may vary significantly from year to year. The Company has granted exclusive brands to various brokers to enhance the distribution of its products. During 1999, export sales were approximately 25% of net sales.

Sales and Marketing—Proprietary

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

    During 1999, the Company's three largest distributors accounted for 18.1% of the Company's total sales. The Company believes that as its sales increase, sales by any one distributor will account for a decreasing percentage of total revenues.

    Distributors place product orders directly with the Company. The process of brewing generally takes three to five weeks, after which the products are packaged for sale in returnable bottles, non-returnable bottles, cans or kegs. Finished products are stored in the Company's warehouse until distributors pick them up.

Sales and Marketing—Contract Brewing

    The Company provides contract brewing for a number of different customers. New contract customers are required to enter into a production and packaging agreement in addition to providing the Company with either an irrevocable letter of credit or a cash deposit. Services provided by the Company include procurement of materials, brewing according to the recipe of the customer's products, packaging of the product, and assistance in obtaining label approvals and small brewer's exemption certificates with the federal government.

Product Shipping Activity

    The following table indicates, for the periods shown, the Company's total sales in barrelage by product line.

	Proprietary Brands	Contracts	Export	Other(1)	Total
1998
First Quarter	25,434	12,125	5,869	19,810	63,238
Second Quarter	34,376	13,989	17,969	16,589	82,923
Third Quarter	32,381	11,885	14,039	17,305	75,610
Fourth Quarter	25,725	8,375	16,173	37,075	87,348

Yearly total	117,916	46,374	54,050	90,779	309,119
Percent of Total	38.1%	15.0%	17.5%	29.4%	100.0%
1999
First Quarter	21,072	11,256	15,731	30,485	78,545
Second Quarter	25,146	11,052	27,320	33,565	97,084
Third Quarter	27,073	21,218	16,331	33,365	97,988
Fourth Quarter	20,115	18,242	24,597	40,860	103,814

Yearly total	93,406	61,768	83,979	138,275	377,431
Percent of Total	24.7%	16.4%	22.3%	36.6%	100.0%

(1)
Consists of the production of malt extract for a food products company.

    Sales of the Company's proprietary labels are customarily at their lowest levels in the first and fourth quarters of each year and at their highest levels in the second and third quarters.

Packaging and Raw Materials

    The malted barley, hops and yeast used to produce the Company's beer are readily available from several alternative sources in North America. Because the Company is not dependent on any one supplier for these ingredients, the Company believes a continuous supply of raw materials will be readily available for its brewing operations.

    The Company's products are packaged in bottles, cans or kegs. In 1999, 58.6% of the Company's total production was packaged in aluminum cans, and 38.4% was packaged in returnable and non-returnable glass bottles. The remainder of the beverage sold was packaged in quarter-barrel and half-barrel stainless steel kegs.

    The Company uses corrugated cardboard boxes and fiberboard boxes for the shipping of its bottles and cans. Although the Company buys all of its aluminum cans from a single source and most of its non-returnable glass bottles and cartons from a few sources, the Company has not experienced any difficulties in obtaining supply in the past and does not anticipate any shortages in the future. Although the Company is required to provide its can and bottle producer with advance orders regarding the number and types of containers, the Company believes that it would be able to obtain comparable products elsewhere at competitive prices if it were unable to continue to obtain cans, bottles or cardboard containers from any of its current suppliers.

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

Trademarks

    The Company has registered a number of trademarks with the United States Patent and Trademark Office including trademarks covering its Grain Belt Premium, Grain Belt Golden, Pig's Eye and Yellow Belly products. The Company has also registered a number of its trademarks in individual states and in foreign jurisdictions. The Company believes its trademarks are important to its business and intends to continue to file to protect its trademarks when appropriate.

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

Employees

    As of February 29, 2000, the Company has 143 full-time equivalent employees. Key areas are summarized below:

    The Company has 125 employees that work in production, including brewing, bottling, packaging, warehousing, engineering and maintaining equipment, 9 employees in sales and marketing and 9 employees in administration. Of the Company's employees, 111 work pursuant to five separate union contracts, three of which expire on March 31, 2002. The remaining two union contracts have not been renegotiated as of March 29, 2000, however, contract negotiation with the union organization representatives is ongoing and members have agreed to continue working under the previous contracts until new contracts have been negotiated. Negotiations with the bargaining units are ongoing and management believes that new contract agreements will be negotiated.

    In connection with the formation of the Company in 1991, the Company established the Minnesota Brewing Company Employee Stock Ownership Plan ("ESOP"), which covers all the Company's employees other than those, covered by certain union contracts.

Gopher State

    Beginning in 1997 and continuing through 1999 the Company has investigated and begun to develop a business for the production of ethanol distilled grains and raw CO2 gas. Ethanol and the co-products are principally produced from the processing of corn including its fermentation into fuel grade alcohol. The construction of the facility is scheduled to be complete by April 2000. Due to the significant cost of the facility, the Company had to solicit investors to satisfy lenders' requests for equity and as a result, will have a minority interest in the ethanol operation. The operating lease and shared expenses agreements that were executed during 1999 have reduced the Company's operating expenses and will continue to lower these expenses in 2000.

CO2 Joint Venture

    During 1999, the Company entered into an agreement with an unrelated third party, MG Industries, a Malvern, Pennsylvania, industrial and specialty gas firm. The CO2 joint venture has begun construction of a facility, to be located adjacent to the brewery and the ethanol plant, and is set to begin operations in May 2000. It will utilize a byproduct of the ethanol operation to produce the commercial grade CO2 that and it will be sold to various users of refined CO2 products.

Item 2.  Property

    The Company's leases office, brewery, warehouse, ethanol, and carbon dioxide facilities located on approximately 15 acres of property in Saint Paul, Minnesota.

    G. Heileman Brewing Company acquired the facility in 1972 and invested significant amounts in expanding and modernizing the brewery, which has been a landmark in Saint Paul since the 1850's. Major brewhouse and government cellar renovations were completed in 1984, which increased the brewery's annual production capacity to a level of approximately 2.2 million barrels per year. However, the construction of an ethanol facility located adjacent to the brewery has decreased the level of capacity to approximately 900,000 barrels. In 1980, the brewery drilled a well over 1,000 feet to tap a high quality source of water. The Company believes that the brewery and equipment are in good condition, employing a staff of seventeen technicians to achieve this objective.

    The brewery operations and production facility consist of:

    Brewkettle:  Two kettles, 385 barrels and 410 barrels, to brew each batch, are used in the initial stage of product production and require up to three hours.

    Cellars:  During the process of beer production, the beer progresses through the various beer cellars:

Type of Cellar	Process	Capacity in Barrels	Time Within Cellar
Fermentation	Yeast is added; fermenting begins.	65,000	One to two weeks.
Ruh (Resting)	Beer rests and ages.	60,000	Two to eight weeks, depending upon style.
Pre-Finishing	Yeasts and unwanted proteins are removed; beer is carbonated.	22,000	Approximately one week.
Government	Beer waits for bottling and packaging.	21,000	Several days to a week.

    Packaging Lines:  The Company has three separate packaging lines with capacity from 1,500 cases of bottles per hour per line to 2,500 cases of cans per hour. The three packaging lines have filler speeds ranging from 450 bottles a minute per line to 1,050 cans per minute. One of the lines is designed to fill 12 oz. and 16 oz. cans, another line is designed to fill 12 oz, 22 oz, 32 oz. and 40 oz. non-returnable bottles and the third line is designed to fill 12 oz. returnable bottles.

    Racking Line:  The Company's racking line can fill up to 300 kegs (1/2 and 1/4 barrels) in an hour.

    Warehouse:  The Company's total warehousing capacity is 137,400 square feet, with capacity to store up to 850,000 cases in a 123,000 square foot warehouse and a refrigerated keg storage area of 14,400 square feet. The warehousing facility opens to 20 shipping docks, including 11 devoted to truck-loading and three rail loading docks on its rail siding located on the property and served by the Soo Line and the Chicago Northwest Railroads.

    Offices:  The Company's administrative offices consist of approximately 9,800 square feet, including a Rathskeller where the Company's products are available for sampling after brewery tours.

    Management believes that the brewing facility and administrative offices are adequate to support production and shipment of the Company's current and future proprietary product lines, contract brewing agreements and private label agreements with unaffiliated third parties. As previously mentioned, these facilities and a substantial portion of all equipment are leased from Gopher State.

    The Partnership had retained ownership of all of the Company's real property, buildings, water wells, and equipment used in the brewing process. The Partnership leased the real property to the Company at the rate of $25,000 per month under terms of a lease that was due to expire in November 2003. The Partnership also leased a significant portion of all the equipment used in the brewing process, to the Company at the rate of $1.00 per barrel of production. On March 29, 1999, this lease was terminated in conjunction with the formation of Gopher State.

Item 3.  Legal Proceedings

    None

Item 4.  Submission of Matters to a Vote of Security Holders

    None.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

    The Company's Common Stock is traded on the Nasdaq SmallCap system under the symbol MBRW. The following table sets forth the high and low closing sale prices for the Company's Common Stock for 1998 and 1999.

	Low	High
1998
First Quarter	$1.25	$3.56
Second Quarter	1.75	3.38
Third Quarter	1.50	2.75
Fourth Quarter	1.75	2.75
1999
First Quarter	$1.63	$3.00
Second Quarter	1.50	2.13
Third Quarter	1.75	2.75
Fourth Quarter	2.00	2.31

    These prices indicate interdealer prices without retail markup, markdowns or commissions.

    At March 23, 2000, the Company had 287 holders of record of its Common Stock. In addition, on that date one depository company held approximately 1,632,000 shares as nominees for an undetermined number of additional beneficial holders.

    The Company has not paid any dividends on its Common Stock and does not anticipate paying any in the foreseeable future. The Company's line of credit agreement and Gopher State's loan agreement limits the Company's ability to pay dividends.

Item 6.  Selected Financial Data

SELECTED FINANCIAL DATA

	Year Ended December 31,
	1999	1998	1997	1996	1995
Statement of Operations Data:
Net sales	$17,747,768	$14,763,247	$18,100,532	$24,875,349	$31,383,508
Cost of goods sold	15,801,387	13,614,401	18,555,849	23,331,116	28,199,229

Gross profit (loss)	1,946,381	1,148,846	(455,317)	1,544,233	3,184,279

Operating expenses:
Advertising	548,531	623,853	1,193,348	1,123,996	1,594,267
Sales and marketing	616,778	690,101	718,764	747,809	719,659
Administrative	1,003,811	979,484	1,057,241	855,255	714,050
Provision for discontinued product lines	272,270	—	—	—	—
Provision for doubtful accounts	80,000	90,000	492,000	601,000	25,000

Total operating expenses	2,521,390	2,383,438	3,461,353	3,328,060	3,052,976

Operating income (loss)	(575,009)	(1,234,592)	(3,916,670)	(1,783,827)	131,303
Other expense, net	(285,481)	(173,286)	(100,386)	(78,641)	(105,341)

Net income (loss) before Income tax benefit	(860,490)	(1,407,878)	(4,017,056)	(1,862,468)	25,962
Income tax (benefit)	5,000	(28,000)	293,000	—	—

Net income (loss)	(865,490)	(1,379,878)	(4,310,056)	$(1,862,468)	$25,962

Net income (loss) per common share (1)	$(0.29)	$(0.40)	$(1.27)	$(0.55)	$0.01
Weighted average common shares outstanding	3,477,427	3,425,961	3,389,211	3,374,155	3,351,308
Operating Data (in barrels sold):
Domestic	93,406	117,916	143,699	157,797	145,809
Contract	61,769	46,374	119,576	187,108	348,840
Export	83,979	54,050	68,823	84,414	106,983
Other	138,275	90,779	—	—	—

Total	377,431	309,119	332,098	429,319	601,632

	At December 31,
	1999	1998	1997	1996	1995
Balance Sheet Data
Working capital	$564,904	$231,017	$1,044,938	$4,342,653	$6,327,913
Total assets	8,218,206	8,448,579	8,275,426	10,775,228	12,189,503
Long-term debt, net	1,603,008	1,261,921	2,391,081	1,753,454	1,982,428
Shareholders' equity	2,304,809	2,934,352	2,787,910	7,097,966	8,787,484

(1)
See the Consolidated Statement of Operations

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

General

    The Company's revenues are derived from the production and sale of its proprietary Grain Belt, Pig's Eye, and Yellow Belly beers, its contract production of beverages and other beverages for other companies and its production of proprietary beers for sale under different brand names.

Results of Operations

    The table below sets forth for the periods indicated the percentage of net sales represented by items included in the Company's Statement of Operations:

	Year Ended December 31, 1999	Year Ended December 31, 1998	Year Ended December 31, 1997
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	89.0	92.2	102.5

Gross profit (loss)	11.0	7.8	(2.5)
Advertising	3.1	4.2	6.6
Sales and marketing	3.5	4.7	4.0
Administrative	5.7	6.6	5.8
Provision for doubtful accounts and discontinued product lines	2.0	0.6	2.7
Operating loss	(3.2)	(8.3)	(21.6)
Other expense, net	(1.6)	(1.2)	(0.6)
Income tax (benefit) expense	(0.0)	(0.2)	1.6
Net loss	(4.9)	(9.3)	(23.8)

  Year Ended December 31, 1999 compared to 1998

    Net sales for 1999 were approximately $17,748,000 a 20.2% increase from the net sales for 1998 of $14,763,000. Total barrels sold in 1999 were 377,431 a 22.1% increase compared to 309,119 barrels sold in 1998. The percentage increases are due to the addition of a significant new contract customer and the increased production of malt extract for a food products company. Due to product mix and because the Company's contract customers purchase all or part of their own packaging materials, the percentage increase in barrels can vary from the percentage increase in net sales.

    Sales of proprietary brands decreased 17.1% from 1998 sales of $10,780,000 to 1999 sales of $8,940,000. In addition, sales volume decreased 20.8% from 1998 barrelage of 117,916 to 1999 barrelage sales of 93,406. The Company experienced decreases in Grain Belt, Pig's Eye, Landmark, and other products due to the weakening demand in the regional markets and current industry-wide trends.

    Sales from brewing agreements and contract packaging increased $2,223,000 from $2,137,000 in 1998 to $4,360,000 in 1999. In addition, sales volume increased 33.2% from 1998 barrelage of 46,374 to 1999 barrelage sales of 61,768. The increase was primarily due to the addition of a new contract customer. See Note 7 of the Financial Statements for disclosure on this major customer.

    Sales from customers brokering export sales increased $2,049,000 from $2,671,000 in 1998 to $4,720,000 in 1999. In addition, sales volume increased 55.4% from 1998 barrelage of 54,050 to 1999 barrelage sales of 83,979. The increase is primarily due to management's commitment to expand into new Far East markets in conjunction with its efforts to increase can volume. The Company is hopeful that it will experience an increase in export sales during 2000 based upon its existing accounts and new contractual agreements.

    Net sales and costs of sales increased 20.2% and 16.1%, in 1999, respectively when compared to 1998. The Company experienced an increase in its gross margin from 7.8% in 1998 to 11.0% in 1999. The larger percentage increase in net sales versus cost of sales was attributable to decreases in the fixed level of plant operating overhead due to the lease agreement with Gopher State, continued cost containment efforts, and the reduced depreciation due to the capital lease termination.

    Operating expenses increased $137,952 in 1999 due to the discontinuation of the Brewer's Cave and Mount Simon product lines. However, as a percentage of net sales they decreased from 16.1% in 1998 to 14.2% in 1999. Of this amount, advertising expenses decreased $75,322, or 12.1%, from 1998 to 1999 due to budgeting constraints. Sales and marketing expenses decreased $73,323, or 10.6% from 1998 to 1999 primarily due to turnover of sales personnel.

    General and administrative expenses increased $24,327 from 1998 to 1999, however, as a percentage of net sales; they decreased from 6.6% in 1998 to 5.7% in 1999. The provision for doubtful accounts decreased $10,000 from 1998 to 1999. This decrease is due to tighter credit policies and improved collection efforts.

    Interest income decreased from $15,356 in 1998 to $5,407 in 1999 reflecting a reduction in available investable funds. Other expenses increased from $173,286 in 1998 to $285,481 primarily due to decreases in other income. The Company's interest expense decreased $88,876 from 1998 to 1999 primarily due to the termination of the capital lease obligation with the Partnership.

  Year Ended December 31, 1998 compared to 1997

    Net sales for 1998 were $14,763,247 an 18.4% decrease from the net sales for 1997 of $18,100,532. Total barrels sold in 1998 were 309,119 a 6.9% decrease compared to 332,098 barrels sold in 1997. Due to product mix and because the Company's contract customers purchase all or part of their own packaging materials, the percentage decrease in barrels can vary from the percentage decrease in net sales.

    Sales of proprietary brands decreased 10.6% from 1997 sales of $12,054,000 to 1998 sales of $10,780,000. In addition, sales volume decreased 17.9% from 1997 barrelage of 143,699 to 1998 barrelage sales of 117,916. The decrease in the sales primarily relates to a decline in the sales of Pig's Eye products and was partially offset by the continuing increase in sales of Grain Belt Premium, the Company's leading brand.

    Sales from brewing agreements and contract packaging decreased $2,358,000 from $4,495,000 in 1997 to $2,137,000 in 1998 for a 52.5% decrease. Conversely, sales volume increased 17,577 barrels from 119,576 in 1997 to 137,153 barrels in 1998 for a 14.7% increase. The increase was primarily due to a 60,000-barrel increase in the production and sale of brewed malt liquids. The liquid is shipped primarily for packaging and therefore, at a much lower sales price per barrel. Sales of packaged contract products declined due to the continuing policy of establishing tighter control over customer credit. The Company is taking steps to increase volume from existing accounts and the addition of new contracts that can meet the Company's credit standards.

    Export sales decreased 18.5% from $3,276,000 in 1997 to $2,671,000 in 1998. In addition, sales volume decreased 21.5% from 68,823 barrels in 1997 to 54,050 barrels in 1998. This decline is directly attributable to the economic downturn experienced by its primary customers in Asia.

    While net sales decreased 18.4% in 1998 when compared to 1997, costs of goods sold decreased 26.6%. The Company experienced an increase in its gross margin from a loss of 2.5% in 1997 to a positive 7.8% in 1998. The larger percentage decrease in cost of goods sold versus the decrease in net sales was attributable to the large decrease in the fixed level of plant operating overhead due to plant layoffs, cost containment measures, and the reduction of certain utilities. The cost of goods sold in 1997 included a significant cost for the disposition of absolute and discontinued inventory items.

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

    General and administrative expenses decreased $77,757 from 1997 to 1998, and as a percentage of net sales; they increased from 5.8% in 1997 to 6.6% in 1998. The provision for doubtful accounts decreased $402,000 from 1997 to 1998. This decrease is due to tighter credit policies and improved collection efforts.

    Interest income decreased from $34,583 in 1997 to $15,356 in 1998 reflecting a reduction in available funds. The Company's interest expense increased $163,235 from 1997 to 1998 due to working capital borrowings during 1998. The Company had a working capital line of credit in effect with the Partnership.

Liquidity and Capital Resources

    Working capital at December 31, 1999 increased $333,887 to $564,904 from $231,017 at December 31, 1998. The increase is primarily due to an increase in accounts receivable of $683,448 and a decrease in accounts payable and accrued expenses of $40,145. Also, a current held-to-maturity security was replaced with a long-term held-to-maturity security that partially offset the variances above.

    During the year ended December 31, 1999, the Company absorbed net cash from operating activities of $1,064,926, which was due in large part, to the net loss of $865,490. Other factors included decreases in various valuation allowances totaling $229,000, an increase of $683,448 in accounts receivable, a decrease in accounts payable and accrued expenses of $40,145, a gain on the capital lease termination of $50,842, and an increase in prepaids of $24,662. These amounts were partially offset by depreciation and amortization of $503,335, a decrease in inventories of $142,249, an undistributed loss in unconsolidated subsidiary of $58,754, and increases in the amounts due to related party of $85,204.

    The Company used net cash of $763,106 for investing activities due to the purchase of $586,125 of property and equipment and $57,433 in the purchase of intangible assets for branded products. In addition to these normal capital expenditures incurred by the Company in 1999, $119,548 was invested in a joint venture. The Company will be a 50% partner in this venture that is scheduled to begin operations in May 2000.

    During 1998 and 1999, the Company operated significantly below its production capacity. Therefore, in order to attain a profitable level of operations the Company has and will continue to seek to increase its sales and production volume. Management continues to pursue opportunities to increase sales volume at profitable margins. Even though sales of proprietary brands decreased during 1999, management believes that the growth of its proprietary labels offers the best opportunity for achieving operating profits in the long term and has increased its efforts on the growth of its proprietary products. An emphasis has been placed on the promotion of these proprietary labels and the generations of additional sales in the Company's core geographic market areas. In addition, management anticipates growth in both its contract products and export sales. Management believes these anticipated increases in sales volume during 2000 would help the Company operate at a significantly higher level of capacity thereby increasing overall profitability.

    On March 31, 1999, the Company issued 60,131 shares of Class A Convertible Preferred Stock to the Partnership in satisfaction of $150,327 owed for deferred rents and accrued interest. The preferred shares have a 9% cumulative dividend rate and is convertible into common stock at the rate of one share of common stock per share of preferred stock. The holders of preferred stock are entitled to the number of votes equal to the number of shares of common stock into which the preferred stock could be converted. These shares are in addition to the 547,614 shares issued in satisfaction of $1,369,036 owed for deferred rents and accrued interest. At December 31, 1999, the amount of dividends in arrears was $133,358. These dividends are only payable from net profits. If it is not paid, it accumulates without interest. The preferred shares expire on December 31, 2003, at which time the Company can, at its option, issue common stock priced at the current market value or pay cash equal to the $1,519,363 plus any unpaid dividends. The aggregate liquidation preference at December 31, 1999 was $741,103.

    The Company has guaranteed a $14 million construction/mortgage loan between Gopher State and a financial institution. As of December 31, 1999, no payments are required to date under the terms of the agreement. The total obligation as of December 31, 1999 was $2,769,582.

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

Employee Relations

    The Company is a party to collective bargaining agreements with five union organizations, which three were renegotiated during 1999 and expire on March 31, 2002. Management believes that there will be no adverse impact on the financial results in 2000 and beyond as a result of these new, signed agreements. The remaining two union contracts have not been negotiated as of March 29, 2000, however, contract negotiation with the union organization representatives is ongoing and members have agreed to continue working under the previous contracts until new contracts have been negotiated. Negotiations with the bargaining units are ongoing and management believes that new contract agreements will be negotiated.

Income Taxes

    As of December 31, 1999, the Company had net operating loss carryforwards totaling $9.7 million. The carryforwards expires as follows:

Year of Expiration	Amount
2007	$1.3 million
2011	$1.5 million
2012	$3.9 million
2013	$1.7 million
2014	$1.3 million

Financing

    At December 31, 1999, the Company had a credit facility with a bank providing for borrowings up to $3.0 million. The credit facility contains covenants that include limitations on the Company's ability to pay dividends as well as requiring the Company to maintain certain financial requirements. At March 15, 2000, the Company had borrowings of $1.4 million under the credit facility. The Company believes that the bank and Partnership lines of credit will be sufficient to meet its working capital needs during 2000. Due to the seasonal nature of its business, the Company's year-end working capital position is not indicative of its needs during its peak selling and production season. On a long-term basis, the Company will have difficulty in meeting the due date of its related party obligations, which become due in 2002. The Company will require additional debt or equity financing to meet its long-term liquidity needs.

Gopher State

    Beginning in 1997 and continuing through 1999, the Company has investigated and begun to develop a business for the production of ethanol distilled grains and raw CO2 gas. Ethanol is principally produced from the processing of corn including its fermentation into fuel grade alcohol. The construction of the facility is anticipated to be complete by April 2000. Due to the significant cost of the facility, the Company had to solicit investors to satisfy lenders request for equity and as a result, will have a minority interest in the ethanol operation. The operating lease and shared expenses agreements that were executed during 1999 has reduced the Company's operating expenses and will continue to lower these expenses in 2000.

    During 1999, Gopher State was engaged in the construction of the ethanol facility and had an operating loss of $720,360. Because the Company has a minority interest in Gopher State, the Company accounts for its ownership in Gopher State using the equity method.

CO2 Joint Venture

    During 1999, the Company entered into an agreement with an unrelated third party, MG Industries, a Malvern, Pennsylvania, industrial and specialty gas firm. The CO2 joint venture has begun construction of a facility, to be located adjacent to the brewery and the ethanol plant, and is set to begin operations in May 2000. It will utilize a byproduct of the ethanol operation to produce the commercial grade CO2 that and it will be sold to various users of refined CO2 products.

Forward-Looking Statements

    Statements included in this Annual Report on Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. Among these risks and uncertainties are information included in this Annual Report on Form 10-K which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology constitutes forward-looking information. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) competition within the brewing industry resulting from the increased number of brewers and available beers, (ii) the Company's ability to continue to achieve and maintain contract brewing arrangements; (iii) the success of the Company's proprietary brands, including its reliance upon distributors, (iv) the Company's continued ability to sell products for export, (v) Gopher State's ability to successfully operate an ethanol facility, and (vi) the Company's ability through a joint venture to successfully construct and operate a liquid carbon dioxide plant.

Recently Issued Accounting Standards

    New Accounting Pronouncement:  In 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. During 1999, the Company adopted SOP 98-1 which requires that certain costs related to the development or purchase of internal-use software be capitalized over the estimated useful life of the software. The Company adopted this statement and accordingly, capitalized approximately $40,000 in 1999.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

    The Company has a $3.0 million line of credit with a financial institution with an interest rate that is one and one-half percent above the prime rate and a line of credit with the Partnership under which it has current borrowings of $1.5 million with an interest rate that is one point above the prime rate. The Company currently believes that a 10% increase or reduction in interest rates would not have a material effect on its future earnings, fair values or cash flows. In connection with the construction of an ethanol facility by its minority-owned subsidiary, Gopher State, Gopher State expects to obtain a permanent loan of approximately $16 million, which is also expected to have an interest rate that varies with the prime rate. As a result, the Company's results of operations may become more affected by interest rate movements in the future. The Company also expects that it may have some commodity price risk in the future as a result of the Gopher State's ethanol operations, which will begin in 2000.

Item 8.  Financial Statements and Supplementary Data

    The following financial statements of the Company are set forth on pages 21 through 36 of the Form 10-K:

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

    None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

    Information required under this item with respect to the directors is contained in the Section "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held in May 2000 (the "2000 Proxy Statement"), a definitive copy of which will be filed with the Commission within 120 days of the close of the past fiscal year and is incorporated herein by reference.

Item 11. Executive Compensation

    Information required under this item is contained in the Section entitled "Executive Compensation" in the Company's 2000 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    Information required under this item is contained in the Section entitled "Shareholdings of Principal Shareholders and Management" in the Company's 2000 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

    Information required under this item is contained in the Section entitled "Certain Transactions" in the Company's 2000 Proxy Statement and is incorporated herein by reference.

PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K

(a)
Documents filed as Part of this Report

(1)
Consolidated Financial Statements. The consolidated financial statements included in this Form 10-K as listed in Item 8.

(2)
Consolidated Financial Statement Schedules.

Independent Auditor's Report on Schedules for Years Ended December 31, 1999, 1997 and 1996	Page 21
Schedule II Valuation and Qualifying Accounts	Page 37
(b)
Reports on Form 8-K

    The Company filed no reports on Form 8-K during the quarter ended December 31, 1999.

(c)
Lists of Exhibits. Exhibits that cover management contracts or compensatory plans or arrangements are marked with an asterisk(*).

Exhibit No.	Description	Page
3.1	Articles of Incorporation, as amended, of the Company, incorporated by reference from Exhibit 3.1 to Form SB-2 Registration Statement (File No. 33-69302C)
3.2	Bylaws of the Company, incorporated by reference from Exhibit 3.2 to Form SB-2
3.3	Certificate of Rights and Preferences of Class A Convertible Preferred Stock, incorporated by reference from Exhibit 3.3 to Form 10-K for the year ended December 31, 1998.
10.1	Lease dated March 29, 1999 between Minnesota Brewing Company and Gopher State Ethanol, LLC, incorporated by reference from Exhibit 10.1 to 1998 Form 10-K.
10.2	MBC Holding Company 1993 Stock Option Plan.
10.3	Amended and Restated Operating Agreement dated as of July 20, 1999 of Gopher State Ethanol LLC, a Minnesota Limited Liability Company.
10.4	Credit and Security Agreement dated as of April 15, 1999 with Wells Fargo Business Credit, Inc.
21	Subsidiaries of the registrant—the Company has one subsidiary—Minnesota Brewing Company LLC, a Minnesota Limited Liability Company. In addition, the Company has a 50% ownership interest in MG CO2 —St. Paul, LLC., a Delaware Limited Liability Company.
23.1	Consent of McGladrey & Pullen, LLP
99.1	Audited financial statements of Gopher State Ethanol, LLC

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 30, 2000	MINNESOTA BREWING COMPANY
	By:	/s/ JOHN J. LEE John J. Lee President, Chief Executive Officer and Director

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

Signature	Title

/s/ BRUCE E. HENDRY Bruce E. Hendry	Chairman of the Board
/s/ JOHN J. LEE John J. Lee	President, Chief Executive Officer and Director
/s/ MICHAEL C. HIME Michael C. Hime	Vice President of Finance Chief Financial Officer
/s/ ROBERT AWSUMB Robert Awsumb	Director
/s/ RICHARD A. PERRINE Richard A. Perrine	Director
/s/ JACK ELLIOT Jack Elliot	Director

CONTENTS

INDEPENDENT AUDITOR'S REPORT	21
FINANCIAL STATEMENTS
Consolidated balance sheets	22
Consolidated statements of operations	23
Consolidated statements of shareholders' equity	24
Consolidated statements of cash flows	25
Notes to consolidated financial statements	26-36
SUPPLEMENTARY INFORMATION
Schedule II—Valuation and qualifying accounts	37

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
  and Shareholders
MBC Holding Company
St. Paul, Minnesota

    We have audited the accompanying consolidated balance sheets of MBC Holding Company as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MBC Holding Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

    Our audit of the consolidated financial statements of MBC Holding Company included Schedule II, contained herein, for the years ended December 31, 1999, 1998, and 1997. In our opinion, such schedule presents fairly the information required to be set forth therein, in conformity with generally accepted accounting principles.

McGLADREY & PULLEN, LLP
Minneapolis, Minnesota February 25, 2000 (March 28, 2000, as to Note 4)

MBC HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
December 31, 1999 and 1998

	1999	1998
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$26,922	$67,366
Trade accounts receivable, less allowance for doubtful accounts of $80,000 in 1999 and $250,000 in 1998 (Note 7)	1,748,086	1,064,638
Due from related party (Note 3)	216,939	302,143
Treasury bill, pledged	—	474,961
Inventories	2,559,790	2,473,039
Prepaid expenses	125,838	101,176

Total current assets	4,677,575	4,483,323

INVESTMENTS
Unconsolidated subsidiary (Note 2)	1,671,895	—
U.S. Treasury Note (Note 3)	500,000	—
Joint venture and other (Note 2)	119,548	—

	2,291,443	—

OTHER ASSETS	422,084	483,607
PROPERTY AND EQUIPMENT, net (Note 3)	827,104	3,481,649
	$8,218,206	$8,448,579

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Bank line of credit (Note 4)	$1,571,563	$—
Related-party line of credit (Note 3)	—	1,324,961
Current maturities of long-term debt (Note 3)	8,017	265,517
Trade accounts payable	1,983,794	2,002,197
Accrued expenses:
Compensation	389,114	497,155
Beverage tax	80,488	113,796
Other	79,695	48,680

	4,112,671	4,252,306

LONG-TERM DEBT, PRIMARILY RELATED PARTY (Note 3)	1,603,008	1,261,921
Deferred gain on capital lease termination (Note 3)	197,718	—
COMMITMENTS AND CONTINGENCIES (Notes 3, 4, 5, 6, and 9)
SHAREHOLDERS' EQUITY (Notes 3, 4, 5, and 6)
Preferred stock, 700,000 shares authorized, 9 percent cumulative dividend; 607,745 and 547,614 shares issued and outstanding at December 31, 1999 and 1998, respectively (aggregate liquidation preference $741,103 and $547,614 at December 31, 1999 and 1998, respectively)	1,519,363	1,369,036
Common stock, $0.01 par value; 10,000,000 shares authorized; 3,506,860 and 3,462,711 issued and outstanding at December 31, 1999 and 1998, respectively	35,068	34,627
Additional paid-in capital	10,677,396	10,592,217
Accumulated deficit	(9,927,018)	(9,061,528)

	2,304,809	2,934,352

	$8,218,206	$8,448,579

See Notes to Consolidated Financial Statements.

MBC HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 1999, 1998, and 1997

	1999	1998	1997
SALES (Note 7)	$19,240,246	$16,366,830	$20,419,205
Less excise taxes	(1,492,478)	(1,603,583)	(2,318,673)

Net sales	17,747,768	14,763,247	18,100,532
COST OF GOODS SOLD (Note 3)	15,801,387	13,614,401	18,555,849

	1,946,381	1,148,846	(455,317)

OPERATING EXPENSES:
Advertising	548,531	623,853	1,193,348
Sales and marketing	616,778	690,101	718,764
General and administrative (Note 3)	1,003,811	979,484	1,057,241
Provision for discontinued product lines	272,270	—	—
Provision for doubtful accounts	80,000	90,000	492,000

Total operating expenses	2,521,390	2,383,438	3,461,353

Operating loss	(575,009)	(1,234,592)	(3,916,670)

OTHER INCOME (EXPENSE):
Other income (expense), net	(63,920)	137,151	46,816
Interest expense (Note 3)	(221,561)	(310,437)	(147,202)

	(285,481)	(173,286)	(100,386)

Loss before income tax expense (benefit)	(860,490)	(1,407,878)	(4,017,056)
INCOME TAX EXPENSE (BENEFIT) (Note 8)	5,000	(28,000)	293,000

Net loss	$(865,490)	$(1,379,878)	$(4,310,056)

Computation of Basic and Diluted Loss Per Common Share:
Net loss, as reported	$(865,490)	$(1,379,878)	$(4,310,056)
Preferred Stock Dividends (Note 3)	(133,358)	—	—

Net loss attributable to common shareholders	$(998,848)	$(1,379,878)	$(4,310,056)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	3,477,427	3,425,961	3,389,211
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.29)	$(0.40)	$(1.27)

See Notes to Consolidated Financial Statements.

MBC HOLDING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 1999, 1998, and 1997

		Common Stock
	Preferred Stock			Additional Paid-In Capital	Accumulated Deficit
		Shares	Amount			Total
Balance, December 31, 1996	$—	3,389,211	$33,892	$10,435,668	$(3,371,594)	$7,097,966
Net loss	—	—	—	—	(4,310,056)	(4,310,056)

Balance, December 31, 1997	—	3,389,211	33,892	10,435,668	(7,681,650)	2,787,910
Stock issued to employee stock ownership plan (Note 5)	—	73,500	735	156,549	—	157,284
Conversion of related-party debt to preferred stock (Note 3)	1,369,036	—	—	—	—	1,369,036
Net loss	—	—	—	—	(1,379,878)	(1,379,878)

Balance, December 31, 1998	1,369,036	3,462,711	34,627	10,592,217	(9,061,528)	2,934,352
Stock issued to employee stock ownership plan (Note 5)	—	44,149	441	88,151	—	88,592
Conversion of related-party debt to preferred stock (Note 3)	150,327	—	—	(2,972)	—	147,355
Net loss	—	—	—	—	(865,490)	(865,490)

Balance, December 31, 1999	$1,519,363	3,506,860	$35,068	$10,677,396	$(9,927,018)	$2,304,809

See Notes to Consolidated Financial Statements.

MBC HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1999, 1998, and 1997

	1999	1998	1997
Cash Flows From Operating Activities
Net loss	$(865,490)	$(1,379,878)	$(4,310,056)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	317,379	788,161	754,822
Amortization	185,956	154,751	129,666
Deferred taxes	—	—	293,000
Inventory valuation allowance	(229,000)	(174,000)	221,743
Gain recognized on capital lease termination	(50,842)	—	—
Intangible and other asset valuation allowance	(22,000)	(89,000)	127,000
Conversion of rent to preferred stock	61,119	—	—
Undistributed loss in unconsolidated subsidiary	58,754	—	—
Changes in assets and liabilities:
Trade accounts receivable	(683,448)	(305,288)	366,655
Inventories	142,249	466,079	1,545,671
Prepaid expenses	(24,662)	49,745	(79,322)
Trade accounts payable and accrued expenses	(40,145)	(277,324)	1,421,653
Amounts due to or from related party	85,204	505,393	403,214

Net cash provided by (used in) operating activities	(1,064,926)	(261,361)	874,046

Cash Flows From Investing Activities
Amounts due from related party	—	(287,530)	(14,613)
Purchases of property and equipment	(586,125)	(610,542)	(613,491)
Investment in joint venture and other	(119,548)	—	—
Purchases of held-to-maturity securities	—	(474,961)	—
Purchases of intangible and other assets	(57,433)	(89,185)	(166,283)

Net cash used in investing activities	(763,106)	(1,462,218)	(794,387)

Cash Flows From Financing Activities
Net proceeds from bank line of credit	1,571,563	—	—
Net proceeds from borrowings on related-party line of credit	211,599	1,324,961	—
Loan origination fees	(45,000)
Proceeds on long-term borrowings	49,426	—	—

Net cash provided by financing activities	1,787,588	1,324,961	—

Net increase (decrease) in cash and cash equivalents	(40,444)	(398,618)	79,659
Cash and Cash Equivalents
Beginning	67,366	465,984	386,325

Ending	$26,922	$67,366	$465,984

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$79,800	$—	$—

Supplemental Disclosures of Noncash Investing and Financing Activities
Contribution of assets in exchange for an equity interest in unconsolidated subsidiary	$1,730,650	$—	$—
Maturities of a held-to-maturity security	$(474,961)	$—	$—
U.S. Treasury Note financed with note payable to related party	$500,000	$—	$—
Termination of capital lease obligation	$1,441,202	$—	$—
Net book value of assets disposed of on capital lease termination	$(1,192,642)	$—	$—
Gain on termination of capital lease obligation	$248,560	$—	$—
Conversion of related party debt to preferred stock	$86,236	$1,369,036	$—
Common stock issued to employee stock ownership plan in satisfaction of accrued compensation	$88,592	$157,284	$—

See Notes to Consolidated Financial Statements.

MBC HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Summary of Significant Accounting Policies

    Nature of business:  Effective January 1, 2000 Minnesota Brewing Company changed its name to MBC Holding Company (the "Company"), and subsequently formed a new wholly-owned subsidiary, Minnesota Brewing Company, LLC, that will brew, package, and sell beverage products.

    The Company brews and markets beer primarily under the Grain Belt, Pig's Eye, and Yellow Belly labels. The Company also packages and brews beverages for third parties under conntract brewing arrangements and private label production agreements. The Company grants credit, normally ten-day terms, to distributors, the majority of whom are located in Minnesota. Credit terms in connection with contract brewing, export, and private label arrangements are negotiated on an individual customer basis.

    Principles of consolidation:  The consolidated financial statements include the accounts of MBC Holding Company and its subsidiary, Minnesota Brewing Company, LLC. All material intercompany accounts and transactions have been eliminated.

    Use of estimates:  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

    Inventories:  Inventories are valued at the lower of cost (first-in, first-out method) or market. Inventories, net of a valuation reserve of $52,000 and $281,000 in 1999 and 1998, respectively, consist of the following:

	December 31
	1999	1998
Raw materials	$191,874	$185,281
Work in progress	465,045	334,130
Finished goods	731,675	840,591
Packaging	763,021	753,678
Other	408,175	359,359

	$2,559,790	$2,473,039

    Fair value of financial instruments:  The financial statements include the following financial instruments: cash and cash equivalents, trade accounts receivable, investment in Treasury Note, accounts payable, a bank line of credit, and amounts due to and from related parties. At December 31, 1999 and 1998, no separate comparison of fair values versus carrying values is presented for the aforementioned financial instruments, since their fair values are not significantly different than their balance sheet carrying amounts. The aggregate fair values of the financial instruments would not represent the underlying value of the Company.

    Revenue recognition:  Revenue is recognized as follows:

    Proprietary and Export—Revenue is recognized upon shipment for all sales to independent distributors and export customers.

    Contract—Revenue is generally recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Revenue related to service contracts is recognized at the time of performance.

    Other Assets:  Other assets consist primarily of intangible packaging, trademarks, and goodwill. Goodwill is being amortized over 40 years. Trademarks are amortized over their expected useful lives of 10 years using the straight-line method. The costs of other assets, principally package design costs, are amortized over their expected useful lives of 2 to 10 years using the straight-line method. At December 31, 1999 and 1998, other assets consisted of:

	December 31
	1999	1998
Trademarks, net of accumulated amortization of $111,000 in 1999 and $99,000 in 1998	$228,981	$263,189
Other intangible assets, principally package design, net of accumulated amortization of $505,000 in 1999 and $445,000 in 1998	193,103	220,418

	$422,084	$483,607

    Property, plant, and equipment:  Depreciation, including amortization of capital leases, is computed by the straight-line method over the lesser of the lease-term or the estimated useful lives as follows: 10 years for production equipment; 3 to 5 years for office and computer equipment; and 2 to 5 years for display fixtures and other equipment. At December 31, 1999 and 1998, property, plant, and equipment at cost and accumulated depreciation and amortization consisted of:

	December 31
	1999	1998
Land and building under capital lease	$—	$1,899,574
Display fixtures and equipment	1,400,685	1,390,537
Production equipment	355,755	3,115,399
Office and computer equipment	301,416	177,465
Leasehold improvements	—	171,740

	$2,057,876	$6,754,715
Accumulated Depreciation	(1,230,772)	(3,273,066)

	$827,104	$3,481,649

    During 1999, certain assets have been removed from the Company's financial statements due to the capital lease termination and the contribution of assets to GSE. See Note 3 for related party transactions.

    Long-Lived Assets:  The Company periodically reviews the carrying amount of its long-lived assets to determine if circumstances exist indicating an impairment or that depreciation periods should be modified. If facts or circumstances support the possibility of impairment, the Company will prepare a projection of the undiscounted future cash flows, without interest charges, of the specific asset and determine if the asset is recoverable based on the undiscounted future cash flows. If an impairment exists based on these projections, an adjustment will be made to the carrying amount and remaining depreciable life of the specific asset based on discounted future cash flows. To date, management has determined that no impairment of long-lived assets exists, and accordingly, no adjustments to the carrying amounts of its long-lived assets have been made.

    Federal excise tax and pledged Treasury note:  The Company currently receives an $11 per barrel credit against federal excise taxes on the first 60,000 barrels of taxable production. During 1999, the Company pledged a U.S. Treasury note to the Bureau of Alcohol, Tobacco, and Firearms (BATF) to guarantee the payment of federal excise taxes (See Note 3).

    Income taxes:  Deferred taxes are provided on a liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

    Loss per share:  The Company computes basic and diluted net loss per share based upon the weighted-average number of common shares outstanding during each year. Preferred stock dividends in 1999 related to the Class A convertible preferred stock (Note 3) are included in the net loss attributable to stockholders in calculating basic and diluted loss per share. Potential common shares, such as options, warrants, and convertible preferred stock (as discussed in Note 6), were not included in the computation of diluted loss per common share as their effect is antidilutive.

    Advertising expenses:  The Company expenses all direct advertising costs as incurred. The Company does account for certain for promotional materials such as point of sale displays and brochures as a prepaid expense until the advertising program begins. The nature of these costs includes any promotional activity intended to stimulate, indirectly or directly, the sale of company products.

    Authorized shares:  The Company's Articles of Incorporation provide for an aggregate of 11,000,000 shares of $0.01 par value stock, of which 10,000,000 shares are designated as common stock. Of the remaining 1,000,000 shares which were undesignated, 700,000 were designated as preferred stock in connection with the conversion of related-party debt to preferred stock (see Note 3).

    Reclassifications:  Certain 1998 amounts have been reclassified to conform with the current year presentation.

Note 2. Investments

    Unconsolidated subsidiary:  During 1997, the Company investigated and began to develop a business for the production of ethanol. Ethanol is principally produced from the processing of corn including its fermentation into fuel grade alcohol. In March 1999, Gopher State Ethanol, LLC (GSE) was formed for the purpose of constructing and operating an ethanol facility. Because of the significant cost of the facility, the Company assisted GSE in obtaining financing by contributing operating assets to GSE and guaranteeing GSE's construction/mortgage loan. The Company contributed certain production equipment with a net book value of $1,730,650. For its contribution and assistance, the Company obtained a 28% minority interest in GSE. GSE began the construction of the ethanol facilities in April 1999 and is scheduled to begin operations during April 2000. The equity method of accounting is being used to account for this investment. Summarized financial information of GSE is as follows:

December 31, 1999
Net Sales	$—
Cost of Sales	—
Depreciation	(213,728)
Net Loss	(457,518)

Allocation of Net Loss	(58,754)

Current Assets	442,385
Noncurrent Assets	11,761,589

Total	12,203,974

Current Liabilities	3,238,200
Noncurrent Liabilities	6,969,993

Total	10,208,193

Net Assets	$1,995,781

    Joint venture:  The Company has entered into a joint venture agreement with an unrelated third party for the production of liquid carbon dioxide in a production facility to be located adjacent to the ethanol plant and the brewery. All related costs incurred by the Company have been capitalized. The joint venture is expected to begin operations during May 2000.

Note 3. Related-Party Transactions

    General:  The Minnesota Brewing Limited Partnership (the "Partnership") owns approximately 52 percent of the Company's voting stock. The Chairman of the Board of the Company is also the controlling shareholder of the Partnership.

    Capital lease termination:  Prior to March 29, 1999, the Company leased its land, building, and the vast majority of the production equipment from the Partnership. The lease agreements had been accounted for as capital leases. On March 29, 1999, the Company and the Partnership terminated their lease agreements. In connection with the lease termination the Company realized a gain of $248,560, which was deferred and is being amortized into income over 56 months, which was the number of months remaining under the lease agreement. During 1999, the Company recognized $50,842 of this gain. Simultaneous with the lease termination, the Partnership agreed to convert the January, February, and March 1999 rent payments, which totaled approximately $150,000, into 60,131 shares of Class A convertible preferred stock. The Partnership also contributed its interest in the real estate and equipment that had been previously leased to the Company, to GSE. On March 29, 1999, the Company and GSE entered into a new operating lease agreement for the same land, building, and production equipment that the Company had previously leased from the Partnership. The new lease agreement provides for rent of $25,000 per month and has an initial term of ten years through March 2009. The agreement also provides for three ten-year renewal periods.

    Total lease payments due under the aforementioned leases were approximately $609,000, and $618,000 for the years ended December 31, 1998 and 1997, respectively. The total rent expense relating to the operating lease portion of the above leases was approximately $250,000, $231,000, and $243,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

    Amounts due to related party:  As of December 31, 1999 and 1998, the Company had borrowings outstanding of $1,561,599 and $1,324,961, respectively, under its line-of-credit agreement with the Partnership. On April 15, 1999, the Partnership committed to amend its credit facility with the Company, thereby curing the default that existed at that time. The amended agreement with the Partnership extended the maturity date to April 15, 2002, reducing the amount available from $2.5 million to $1.0 million. As a result, the debt has been classified as long-term in 1999. In addition, the Partnership provided $500,000 for purposes of pledging a U.S. Treasury Note for the BATF bond. Advances under the line of credit accrue interest at the higher of either (i) the prime rate of interest (8.50 percent at December 31, 1999) plus 1 percent or (ii) 9 percent. The line is secured by substantially all the assets of the Company and is subordinated to the bank line of credit. The Company incurred interest expense of $99,200 and $122,288 during 1999 and 1998, respectively, under this arrangement.

    Long-term debt consists of the following:

	December 31
	1999	1998
Related party, interest at 9.0%, due in April 2002	$1,561,599	$—
Other, interest at 10.25%, due in 2004	49,426	—
Related party capital lease obligation	—	1,527,438

	1,611,025	1,527,438
Less current maturities	(8,017)	(265,517)

	$1,603,008	$1,261,921

    Assets recorded under related-party leases:  The following is a summary of the assets recorded under capital leases:

	December 31
	1999	1998
Land and building	$—	$1,899,574
Production equipment	—	702,426

	—	2,602,000
Less accumulated amortization	—	1,344,310

	$—	$1,257,690

    Approximate future maturities of long-term debt are as follows:

2000	$8,000
2001	9,000
2002	1,572,000
2003	11,000
2004	11,000

$1,611,000

    Preferred stock:  On March 31, 1999, the Company issued 60,131 shares of Class A Convertible Preferred Stock to the Partnership in satisfaction of $150,327 owed for deferred rents and accrued interest. The preferred stock has a 9% cumulative dividend rate, voting rights and is convertible into common stock at the rate of one share of common stock per share of preferred stock. The holders of preferred stock are entitled to the number of votes equal to the number of shares of common stock into which the preferred stock could be converted. These shares are in addition to the 547,614 shares issued in satisfaction of $1,369,036 owed for deferred rents and accrued interest at December 31, 1998. At December 31, 1999, the amount of preferred dividends in arrears was $133,358. These dividends can be deferred and if they are not paid, they accumulate without interest. Dividends can only be paid from income of the Company and are further subject to limitation under the Company's Financing agreement (see Note 4).

    Amounts Due from Related Party:  Since 1997, the Company has incurred costs related to the financing and development of GSE (see Note 2). During 1999, the Company was reimbursed for certain of those costs, with the remaining to be reimbursed upon the completion of the construction of the GSE facility. The expected completion is April 2000. In addition, the Company and GSE entered into a shared expenses agreement on March 29, 1999. The total amount credited to expense related to this agreement was approximately $286,000 during 1999.

    Related-party payments:  During 1999 and 1998, the Company paid insurance premiums of approximately $251,000 and $228,000, respectively, to an insurance agency whose ownership includes a director of the Company.

Note 4. Bank Line of Credit

    On April 15, 1999, the Company obtained a bank line of credit providing for borrowings up to $3 million at the prime rate of interest plus 1.5 percent (10.0 percent at December 31, 1999), subject to certain borrowing base restrictions. At December 31, 1999, the total availability under this line of credit was $1,932,678. The line-of-credit agreement, which expires on April 15, 2002, contains covenants which include limitations on the Company's ability to pay dividends, as well as requiring the Company to maintain certain financial requirements, including maintaining a minimum earnings level. Substantially all of the Company's current assets are pledged as collateral under this line of credit. This line of credit is subordinated to the GSE construction/mortgage loan.

    The Company was in violation of a certain covenant as of December 31, 1999, which was waived by the bank on March 28, 2000.

Note 5. Employee Stock Ownership Plan

    The Company has established an employee stock ownership plan (the Plan) to provide additional retirement benefits to substantially all employees. Under agreements with employees, the Company is committed to make stock issuances to the Plan of $0.60 for each hour of paid compensation for eligible employees. Total compensation expense under the Plan was approximately $52,000, $76,000, and $136,000 for the years ended December 31, 1999, 1998, and 1997, respectively. During 1999 and 1998, the Company contributed 44,149 and 73,500 shares, respectively, of its common stock with a fair value of $88,592 and $157,284, respectively, in satisfaction of accrued expense under the Plan. At December 31, 1999 and 1998, there were 264,428 and 220,279 shares, respectively, of Company common stock held by the Plan. The fair market value of those shares totaled approximately $595,000 and $427,000 as of December 31, 1999 and 1998, respectively.

Note 6. Stock Options

    At December 31, 1999, the Company has an employee incentive stock option plan which is described below. Grants under the plan are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under the plan. Had compensation cost for the plan been determined based on the fair values of options granted, reported net loss and net loss per common share on a pro forma basis as compared to reported results would have been as follows:

	1999	1998	1997
Net loss:
As reported	$(865,000)	$(1,380,000)	$(4,310,000)
Pro forma	(1,084,000)	(1,483,000)	(4,382,000)
Basic and diluted net loss per common share:
As reported	(0.29)	(0.40)	(1.27)
Pro forma	(0.35)	(0.43)	(1.29)

    For purposes of the aforementioned pro forma information, the fair value of each option is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1999, 1998, and 1997, respectively: dividend rate of zero for all years; price volatility of 99.5, 68.9, and 62.0 percent; risk-free interest rate of 5.3, 5.4, and 6.3 percent; and expected lives of 5.0 years for all periods presented. The weighted-average fair value per share of options granted in 1999, 1998, and 1997 was $2.78, $1.03, and $1.30, respectively.

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

    A summary of the stock option and warrant activity through December 31, 1999, is as follows:

	Warrant	Stock Option	Exercise Price Per Share
Balance, December 31, 1996	137,750	78,900	4.50—5.75
Granted		125,000	4.50
Exercised/cancelled	(137,750)	(11,900)	4.50—5.40

Balance, December 31, 1997	—	192,000	4.50—5.75
Granted	—	90,000	2.00

Balance, December 31, 1998	—	282,000	$2.00—5.75
Granted	—	35,000	1.70—1.88

Balance, December 31, 1999	—	317,000	$1.70—5.75

    At December 31, 1999, 1998 and 1997, 255,333, 175,333 and 108,667 options outstanding, with a weighted-average exercise price per share of $3.95, $4.85, and $4.88 respectively, were exercisable.

    A further summary of options outstanding at December 31, 1999, is as follows:

Exercise Price	Number Outstanding	Number Exercisable	Remaining Contractual Life
$1.70	20,000	3,333	2.5 years
1.88	15,000	5,000	2.5 years
2.00	75,000	50,000	2.0 years
2.50	15,000	5,000	2.0 years
4.50	151,000	151,000	2.1 years
4.75	18,500	18,500	1.8 years
5.00	10,000	10,000	.5 years
5.75	12,500	12,500	.5 years

	317,000	255,333

    At December 31, 1999, 1998 and 1997, options outstanding and options exercisable have a weighted-average exercise price per share of $3.59, $3.82 and $4.29, respectively.

Note 7. Sales by Major Product Line and Major Suppliers

    Sales by Major Product Line:  The Company operates in one business segment, the brewing and marketing of beverages for both proprietary and contract labels. In addition to domestic distributors, the Company also sells directly to foreign distributors located mainly in the Far East.

    Sales by major product line are as follows:

	1999	%	1998	%	1997	%
Proprietary	$8,940,000	46	$10,780,000	66	$12,054,000	59
Contract	4,360,000	23	2,137,000	13	4,495,000	22
Foreign	4,720,000	25	2,671,000	16	3,276,000	16
Other	1,220,000	6	779,000	5	594,000	3
	$19,240,000		$16,367,000		$20,419,000

    Identifiable assets by product line are as follows:

	1999	%	1998	%
Proprietary	$2,256,000	27	$2,849,000	34
Contract	1,875,000	23	516,000	6
Foreign	913,000	11	624,000	7
Other, primarily long-lived assets	3,174,000	39	4,460,000	53

	$8,218,000		$8,449,000

    Trade accounts receivable from foreign distributors were approximately $659,000 and $439,000 at December 31, 1999 and 1998, respectively.

    Major customer:  The Company has one major customer that was added during 1999. Total revenues and the accounts receivable balance at December 31, 1999, were approximately $2.7 million and $.5 million, respectively. Inventory on hand related to this customer was approximately $334,000 at December 31, 1999.

    Major suppliers:  The Company purchases a majority of the cans and bottles used in its production from three suppliers. Management believes that alternative sources of supply are available in the event the Company is unable to obtain products from these suppliers.

Note 8. Income Taxes

    The components of the income tax expense (benefit) are as follows:

	Years Ended December 31
	1999	1998	1997
Current:
U.S. federal	$—	$—	$—
State	5,000	—	—
Benefit of NOL carryback	—	(28,000)	—
Deferred	—	—	293,000

	$5,000	$(28,000)	$293,000

    Income tax expense (benefit) differs from the federal statutory rate as follows:

	Years Ended December 31
	1999	1998	1997
Computed "expected" Federal tax benefit at statutory rates	$(301,000)	$(493,000)	$(1,406,000)
State income tax (benefit), net of federal tax effect	(34,000)	(62,000)	(169,000)
Nondeductible expenses	5,000	5,000	5,000
Effect of income taxes at lower rates	8,000	14,000	40,000
Effect of net operating loss with no current benefit	322,000	525,000	1,542,000
Change in valuation allowance for deferred tax assets	—	—	293,000
Other	5,000	(17,000)	(12,000)

	$5,000	$(28,000)	$293,000

    Net deferred tax assets consist of the following:

	December 31
	1999	1998
Deferred tax assets:
Net operating loss carryforwards	$3,826,000	$3,231,000
Vacation accrual	89,000	98,000
Deferred gain on capital lease termination	75,000	—
Inventory valuation reserve	20,000	107,000
Allowance for doubtful trade and other accounts receivable	30,000	139,000
Other	8,000	10,000
Deferred tax liabilities—other	(235,000)	(134,000)

	3,813,000	3,451,000
Less valuation allowance	(3,813,000)	(3,451,000)

Net deferred tax assets	$—	$—

    The Company has recorded the valuation allowance on its deferred tax assets to reduce the total to an amount that management believes is more likely than not to be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

    At December 31, 1999, the Company's net operating loss carryforwards expire as follows:

2007	$1,300,000
2011	$1,500,000
2012	$3,900,000
2018	$1,700,000
2019	$1,300,000

Note 9. Commitments and Contingencies

    Pension plans:  The Company belongs to two multi-employer pension plans (Pension Plans) covering certain employees. Total pension plan expense for 1999, 1998, and 1997 was approximately $64,000, $62,000, and $64,000, respectively. The Company makes annual contributions to the Pension Plans in accordance with negotiated labor contracts. The Multi-Employer Pension Plan Amendments Act of 1980 (the Act) may, under certain circumstances, cause the Company to become subject to liabilities in excess of contributions made under collective bargaining agreements. Under the Act, the Company's proportionate share of the Pension Plan's unfunded vested benefits, if any, generally are contingent upon the termination of, withdrawal, or partial withdrawal from the Pension Plans. The Company has not undertaken to terminate, withdraw, or partially withdraw from the Pension Plans.

    Savings and retirement plan:  The Company has a savings and retirement plan for eligible employees. The plan was adopted pursuant to Section 401(k) of the Internal Revenue Code. Contributions to the plan are discretionary for both the Company and the employees. The Company may make contributions to this 401(k) plan which match employee contributions, subject to certain limitations. During 1999, 1998, and 1997, the Company made contributions of approximately $33,000, $47,000, and $35,000, respectively, to this plan.

    Lease:  The Company leases land, building, and production equipment from GSE under an operating lease (see Note 3). Approximate minimum future lease payments are under this operating lease at December 31, 1999 are as follows:

2000	$300,000
2001	$300,000
2002	$300,000
2003	$300,000
2004	$300,000
Thereafter	$1,275,000

$2,775,000

    Guarantee:  The Company is an unconditional guarantor with respect to a construction/mortgage loan between GSE and a financial institution. As of December 31, 1999, no payments are required to date under the terms of the agreement. The total obligation as of December 31, 1999 was $2,769,582.

SCHEDULE II

MBC HOLDING COMPANY

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance Beginning of Period	Charged to Cost and Expenses	Deductions		Balance at End of Period
Deducted in the balance sheet from the assets to which it applies:
Allowance for doubtful accounts:
Year ended December 31, 1999	$250,000	$80,000	$250,000	(1)	$80,000
Year ended December 31, 1998	306,000	90,000	146,000	(1)	250,000
Year ended December 31, 1997	485,000	492,000	671,000	(3)	306,000
Accumulated amortization of intangibles:
Year ended December 31, 1999	544,000	176,000	103,000	(2)	617,000
Year ended December 31, 1998	388,000	156,000	—		544,000
Year ended December 31, 1997	259,000	129,000	—		388,000
Deferred tax asset valuation allowance:
Year ended December 31, 1999	3,451,000	362,000	—		3,813,000
Year ended December 31, 1998	2,926,000	525,000	—		3,451,000
Year ended December 31, 1997	1,091,000	1,835,000	—		2,926,000
Inventory valuation allowance:
Year ended December 31, 1999	281,000	465,000	694,000	(1)	52,000
Year ended December 31, 1998	455,000	53,000	227,000	(1)	281,000
Year ended December 31, 1997	233,000	672,000	450,000	(4)	455,000

(1)
Uncollectible accounts and inventories written off, net of recoveries.

(2)
Fully amortized items written off

(3)
Represents $575,000 of uncollectible accounts written off, net of recoveries, plus $96,000 of allowance for doubtful accounts transferred to inventory reserve.

(4)
Represents $546,000 of inventory written off, less a transfer from allowance for doubtful accounts to inventory reserve.

QuickLinks

PART I
  Item 1. Business
  Item 2. Property
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K
SCHEDULE II