Form 10-Q
period 2000-03-31
MINNESOTA BREWING CO
filed 2000-05-15
CIK 913159

 QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO                .

Commission File Number 0-23846

MBC Holding Company
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1702599 (I.R.S. Employer Identification No.)
882 West Seventh Street, Saint Paul, Minnesota (Address of principal executive offices)	55102 Zip Code

(651) 228-9173
(Issuer's Telephone Number)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of May 8, 2000, the Company had 3,506,860 shares of common stock and 607,745 shares of Class A convertible preferred stock outstanding. Each share of Class A convertible preferred stock outstanding is convertible into one share of common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MBC Holding Company
Condensed Consolidated Balance Sheets

	March 31, 2000 (unaudited)	December 31, 1999 (note)
Assets
Current Assets
Cash and cash equivalents	$87,808	$26,922
Trade accounts receivable, less allowance for doubtful accounts of $74,000 at March 31, 2000 and $80,000 at December 31, 1999	1,928,522	1,748,086
Due from related party	398,492	216,939
Prepaid expenses	104,854	125,838
Inventories:
Raw Materials	173,231	191,874
Work-in-progress	652,650	465,045
Finished goods	664,128	731,675
Packaging	814,721	763,021
Other	406,152	408,175

Total Inventories	2,710,882	2,559,790

Total Current Assets	5,230,558	4,677,575

Investments
Unconsolidated subsidiary (Note 6)	1,671,895	1,671,895
U.S. Treasury Note (Note 4)	500,000	500,000
Joint venture and other (Note 7)	125,470	119,548

	2,297,365	2,291,443

Equipment	1,445,569	2,057,876
Less allowance for depreciation	472,332	1,230,772

Net equipment	973,237	827,104

Other Assets	402,924	422,084

	$8,904,084	$8,218,206

Note:  The Balance Sheet at December 31, 1999 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements

MBC Holding Company
Condensed Consolidated Balance Sheets—Continued

	March 31, 2000 (unaudited)	December 31, 1999 (note)
Liabilities and Shareholders' Equity
Current Liabilities
Bank line of credit	$1,189,425	1,571,563
Trade accounts payable	2,585,217	1,983,794
Deferred federal excise tax credit	299,840	—
Current maturities of long-term debt	—	8,017
Accrued expenses	619,666	549,297

Total Current Liabilities	4,694,148	4,112,671

Long-term debt, primarily related party (Note 4)	1,635,192	1,603,008
Deferred gain (Note 3)	195,297	197,718
Shareholders' Equity
Preferred stock, 700,000 shares authorized, 9% cumulative dividend; 607,745 shares issued and outstanding at March 31, 2000 and December 31, 1999	1,519,363	1,519,363
Common stock; $.01 par value; 10,000,000 shares authorized, 3,506,860 issued and outstanding at March 31, 2000 and December 31, 1999	35,068	35,068
Additional paid-in capital	10,677,396	10,677,396
Accumulated deficit	(9,852,380)	(9,927,018)

Total Shareholders' Equity	2,379,447	2,304,809

	$8,904,084	$8,218,206

Note:  The Balance Sheet at December 31, 1999 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements

MBC Holding Company

Consolidated Statements of Operations (Unaudited)

For the Periods Ended March 31, 2000 and 1999

	Three Months Ended March 31
	2000	1999
Sales	$5,879,403	$3,591,952
Less excise taxes	444,903	296,810

Net sales	5,434,500	3,295,142
Cost of goods sold	4,733,234	3,106,182

Gross profit	701,266	188,960

Operating expenses:
Advertising	106,950	110,703
Sales and marketing	199,225	134,407
Administrative	249,556	258,655

Total operating expenses	555,731	503,765

Operating income (loss)	145,535	(314,805)

Other income (expense)
Interest income and other	1,650	1,594
Interest expense	(72,547)	(78,501)
Net income (loss) before income taxes	74,638	(391,712)
Income tax expense (Note 8)	—	—

Net income (loss)	74,638	(391,712)

Basic and diluted net income (loss) per share (Note 5)	$.01	$(.11)

Basic and diluted weighted average shares outstanding	3,488,465	3,444,336

See Notes to Consolidated Financial Statements

MBC Holding Company

Consolidated Statements of Cash Flow (Unaudited)

For the Periods Ended March 31, 2000 and 1999

	Three Months Ended March 31
	2000	1999
Operating activities
Net income (loss)	$74,638	$(391,712)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	70,235	224,538
Deferred gain on capital lease termination	(2,421)	—
Changes in assets and liabilities:
Trade accounts receivable	(208,376)	(144,337)
Inventories	(151,092)	(60,862)
Prepaid expenses and other assets	20,984	17,966
Deferred excise tax credit	299,840	162,998
Accounts payable and accrued expenses	671,792	(28,132)

Net cash provided by (used in) operating activities	775,600	(219,541)

Investing activities
Due from related party	(153,613)	(111,992)
Purchase of property and equipment	(185,742)	(104,048)
Purchase of intangible and other assets	(19,308)	(3,083)

Net cash used in investing activities	(358,663)	(219,123)

Financing activities
Net borrowings on related party obligations	26,087	525,000
Net payments on line of credit	(382,138)	—

Net cash provided by (used in) financing activities	(356,051)	525,000

Net increase in cash and cash equivalents	60,886	86,336
Cash at beginning of period	26,922	67,366

Cash at end of period	$87,808	$153,702

Supplemental disclosure of non-cash investing and financing activities:
Conversion of debt to preferred stock	$—	$150,327

Contribution of assets in exchange for an equity interest in unconsolidated subsidiary	$—	$1,701,314

Capital lease termination:
Termination of capital lease obligation	$—	$1,441,202

Net book value of assets disposed of	$—	$1,192,642

Gain on termination	$—	$248,560

See Notes to Consolidated Financial Statements

MBC Holding Company

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.

Basis of presentation

    The balance sheet as of March 31, 2000, the consolidated statements of operations for the three-month periods ended March 31, 2000 and 1999 and the consolidated statements of cash flows for the three-month periods ended March 31, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position at March 31, 2000, and results of operations and cash flows have been included. Results of operations for the interim period are not necessarily indicative of the results that may be expected for the full fiscal year.

Note 2.

Cumulative undeclared dividends

    The Company's Class A convertible preferred stock has a nine percent (9%) cumulative dividend rate. If, for any reason, the Company is unable to pay any dividend when due, the dividend will accumulate without interest until paid in full. The Company did not declare or pay a dividend on the Class A Convertible Preferred Stock for the three months ended March 31, 2000. As a result, at March 31, 2000 there was $167,543 of cumulative undeclared dividends.

Note 3.

Deferred gain

    As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, on March 29, 1999, the Company terminated its lease with a related party and entered into a new lease with its unconsolidated subsidiary, Gopher State Ethanol, LLC ("Gopher State"). As a result of the termination, there was a $248,560 gain on the transaction that is being deferred and recognized as income over the remaining term of the original lease (November 2003).

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

Note 5.

Basic and diluted amounts per share

    Basic per share amounts are computed, generally, by dividing the net income or loss by the weighted average number of common shares outstanding. In computing the basic net income per share for the three period ended March 31, 2000, the cumulative undeclared dividends earned by the preferred shareholders ($34,185 for the three month period ended March 31, 2000) were deducted from the net income. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is anti-dilutive thereby reducing the loss or increasing the income per share.

Note 6.

Unconsolidated subsidiary

    During 1997, the Company investigated and began to develop a business for the production of ethanol. Ethanol is principally produced from the processing of corn including its fermentation into fuel grade alcohol. In March 1999, Gopher State was formed for the purpose of constructing and operating an ethanol facility. Because of the significant cost of the facility, the Company assisted Gopher State in obtaining financing by contributing operating assets to GSE and guaranteeing GSE's construction/ mortgage loan. The Company contributed certain production equipment with a net book value of $1,730,650. For its contribution and assistance, the Company obtained a 28.5% minority interest in Gopher State. Gopher State began the construction of the ethanol facilities in April 1999 and began operations in April 2000. The equity method of accounting is being used to account for this investment. Summarized financial information of Gopher State is as follows (in thousands):

	March 31, 2000	December 31, 1999
	(unaudited)	(audited)

Net Sales	$—	$—
Cost of Sales	—	—
Depreciation	(100)	(200)

Net Loss	—	(500)

Allocation of Net Loss	—	(100)

Current Assets	400	400
Noncurrent Assets	16,600	11,800

Total	17,000	12,200

Current Liabilities	8,000	3,200
Noncurrent Liabilities	7,000	7,000

Total	15,000	10,200

Net Assets	$2,000	$2,000

Note 7.

Investment in joint venture

    The Company has entered into a joint venture agreement with a nonaffiliated third party for the production of carbon dioxide ("CO2") in a production facility, which will be located adjacent to the ethanol plant and the brewery. The joint venture is expected to begin operations in June 2000.

Note 8.

Income taxes

    The Company has recorded a valuation allowance on its deferred tax assets to reduce the total to an amount that management believes is more likely than not to be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The Company plans to reinstate its deferred tax asset of approximately $3.8 million as it generates taxable income.

Item 2.  Management Discussion and Analysis of Financial Conditions and Results of Operations

    The Company's net sales are derived from the production and sale of its proprietary Grain Belt, Pig's Eye and Yellow Belly beverages, its contract production of beverages for other companies, and its production of proprietary beers for sale under different brand names.

RESULTS OF OPERATIONS

    The Company's net sales for the three-month period ended March 31, 2000 increased 64.9% as compared to net sales for the three months ended March 31, 1999. The increase in net sales was principally attributable to an increase in contract and export sales and to a lesser extent, proprietary sales and other.

    Sales of proprietary products increased 5.6% reflecting stronger beer industry sales in the first quarter of 2000 compared to 1999. The Company plans to increase sales and marketing efforts of its proprietary products during 2000 as these product lines offer the best opportunity for growth in overall profitability.

    Contract sales increased approximately $1,500,000 primarily due to the addition of a significant new contract customer.

    Export sales increased approximately $400,000 due to the Company's success in the establishment of overseas markets. The Company will continue to explore opportunities that offer additional can volume for its production facilities.

Segment Data in sales before excise taxes (in thousands):

	Three Months Ended March 31
	2000	1999
Proprietary	$2,151	$2,036
Contract	1,968	437
Export	1,301	881
Other	459	238

Totals	$5,879	$3,592

    The Company's gross profit was $512,306 higher in the first quarter of 2000 than in the first quarter of 1999. The Company's gross profit margin increased from 5.7% in 1999 to 12.9% in the first quarter of 2000. The increase was due to the increased sales volume and the synergies that have been achieved as a result of shared expense and lease agreements with Gopher State that were entered in during 1999.

    The excise tax rate as a percentage of sales decreased for the three months ended March 31, 2000 when compared to the same period in 1999 from 8.3% to 7.6% due to the increase in export sales that are not subject to the federal excise tax and an increasing number of contract sales to customers who are responsible for their own excise tax.

    Operating expenses were $51,966 higher in the first quarter of 2000 than in the first quarter of 1999. However, as a percentage of net sales, they decreased from 15.3% in 1999 to 10.2% in 2000 primarily as a result of the general continued cost constraints imposed by the Company and the increase in net sales.

    Sales and marketing expenses increased $64,818 in the first quarter of 2000 as compared to the same period in 1999. However, as a percentage of net sales, they decreased from 4.1% in 1999 to 3.7% in 2000 due to the larger increase in net sales. The increase reflects the addition of new sales and marketing personnel.

    Advertising expenses decreased $3,753 in the first quarter of 2000 as compared to the same period in 1999. Also, as a percentage of net sales, they decreased from 3.4% in 1999 to 2.0% in 2000. As a percentage of proprietary sales, they decreased from 5.4% in 1999 to 5.0% in 2000. Decreases are attributed to the Company's continued cost containment efforts and the increase in net sales.

    General and administrative expenses decreased $9,099 in the first quarter of 2000 as compared to the same period in 1999. Also, as a percentage of net sales, they decreased from 7.8% in 1999 to 4.6% in 2000. The decreases are primarily due to the sharing of costs and expenses by the Company with Gopher State.

    Interest income and other remained relatively the same during the first quarter of 2000 as compared to 1999. Interest expense decreased $5,954 primarily due to the capital lease termination at the end of the first quarter in 1999.

    The Company experienced net income of $74,638 in the first quarter of 2000 compared to a net loss of $391,712 in the first quarter of 1999. The improved results for the quarter are attributed to the success of the Company's increased sales and marketing efforts along with the shared expenses with Gopher State.

    During 1999 and through March 2000, the Company operated significantly below its production capacity. Therefore, in order to attain a profitable level of operations the Company will continue to seek to increase its sales and production volume by increasing its sales and marketing efforts. Management will pursue opportunities to increase sales volume at profitable margins. Management believes that the growth of its proprietary labels offers the best opportunity for achieving operating profits in the long term and has focused its efforts on the growth of its proprietary products. An emphasis has been placed on the promotion of these proprietary labels and the generations of additional sales in the Company's core geographic market areas.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital at March 31, 2000 decreased $28,493 to $536,411 from $564,904 at December 31, 1999. The decrease is primarily attributable to an increase in the deferred excise tax credit of $299,840. This decrease was offset, in part, by increases in cash and trade accounts receivable of $60,886 and $208,376, respectively.

    During the three months ended March 31, 2000 the Company generated net cash from operating activities of $775,600 which was due to the net income of $74,638, an increase in trade accounts payable and accrued expenses of $671,792, depreciation and amortization of $70,235, an increase in the deferred excise tax credit of $299,840, and a decrease in prepaid expenses of $20,984. These amounts were partially offset by increases in inventories of $151,092 and trade accounts receivable of $208,376.

    The Company used $358,663 of cash in investing activities through the purchase of $205,050 of long-lived assets and increases in amounts due from Gopher State of $153,613.

    The Company used $356,051 in financing activities primarily through net payments on the bank line of credit of $382,138. This amount was partially offset by net borrowings on the related party obligation of $26,087.

    In conjunction with the Company's initial public offering in November of 1993, the Company's existing operating leases with Minnesota Brewing Limited Partnership ("Partnership") were converted to capitalized leases and the obligations were reflected as property and equipment and long-term debt in the financial statements. The Company had the option to acquire the property at eight times the trailing twelve months. The purchase price would have been approximately $4.9 million at December 31, 1998. In March 1999 the Partnership contributed its interest in the real estate and equipment that had been previously leased to the Company to Gopher State. The Company and the Partnership terminated the lease agreements. As a result of the termination, there was a $248,560 gain on the transaction that is being deferred and recognized as income over the remaining term of the original lease. This gain will be offset against rent paid to Gopher State. On March 29, 1999, the Company and Gopher State entered into a new lease agreement for the same land, building and production equipment that the Company had previously leased from the Partnership. The new lease agreement has been classified as an operating lease and provides for rent of $25,000 per month with an initial term of 10 years, which expires in 2009. There are no provisions for production rent in the new agreement. The Company has the option to extend this lease for three consecutive additional terms of ten (10) years each. The lease gives the Company the right to purchase the brewing facilities and equipment at any time during the term of the lease at the fair market price of the assets at the time the option is exercised. The Company has also entered into a shared facilities and services agreement, under which it has agreed to share certain office space, administrative expenses, property taxes, insurance and services with Gopher State.

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

    As a small brewer producing less than 2,000,000 barrels per year, the Company presently receives an $11.00 per barrel credit against federal exercise taxes on the first 60,000 barrels of taxable production. For accounting purposes, this credit is allocated throughout the year based upon projected taxable sales.

    The Company is a party to collective bargaining agreements with five union organizations, of which three were renegotiated during 1999 and expire on March 31, 2002. Management believes that there will be no adverse impact on the financial results in 2000 and beyond as a result of these new, signed agreements. The remaining two union contracts have not been negotiated as of May 5, 2000; however, contract negotiation with the union organization representatives is ongoing and members have agreed to continue working under the previous contracts until new contracts have been negotiated. Negotiations with the bargaining units are ongoing and management believes that new contract agreements will be negotiated.

    As of March 31, 2000, the Company had net operating loss carryforwards totaling $9.7 million available. To the extent the Company generates taxable income during the periods in which this net operating loss carryfoward is available, the Company's cash requirements for payment of income tax will be reduced.

    On March 31, 1999, the Company issued 60,131 shares of Class A Convertible Preferred Stock to the Partnership in satisfaction of $150,327 owed for deferred rents and accrued interest. The preferred stock has a 9% cumulative dividend rate, voting rights and is convertible into common stock at the rate of one share of common stock per share of preferred stock. The holders of preferred stock are entitled to the number of votes equal to the number of shares of common stock into which the preferred stock could be converted. These shares are in addition to the 547,614 shares issued in satisfaction of $1,369,036 owed for deferred rents and accrued interest at December 31, 1998. At March 31, 2000, the amount of preferred dividends in arrears was $167,543. These dividends can be deferred and if they are not paid, they accumulate without interest. Dividends can only be paid from profits of the Company and are further subject to limitation under the Company's loan agreements. The preferred shares expire on December 31, 2003, at which time the Company can, at its option, issue common stock priced at the current market value, or pay cash equal to the $1,519,363 plus any unpaid dividends.

FINANCING

    The Company's plans in 2000 include the continued emphasis on promoting its core proprietary brands and increasing the volume of foreign and contract sales. On April 15, 1999, the Company obtained a bank line of credit of $3 million, subject to certain borrowing base restrictions. The line-of-credit agreement, which expires on April 15, 2002, contains covenants, which include limitations on the Company's ability to pay dividends, and requires the Company to maintain certain financial requirements, includes maintaining a minimum net worth level. Substantially all of the Company's assets are pledged as collateral under this line of credit.

    On April 15, 1999, the Partnership committed to amend its credit facility with the Company, thereby curing the default that existed at that time. The amended agreement with the Partnership extended the maturity date to April 15, 2002, reducing the amount available from $2.5 million to $1.0 million. In addition, the Partnership provided $500,000 for purposes of pledging a U.S. Treasury Note for the BATF bond. Management believes that the result of operations and these credit facilities will be sufficient to meet working capital needs during 2000 and beyond.

GOPHER STATE ETHANOL, LLC

    Beginning in 1997, the Company investigated and began to develop a business for the production of ethanol. Ethanol is principally produced from the processing of corn including its fermentation into fuel grade alcohol. In March 1999, Gopher State was formed for the purpose of constructing and operating an ethanol facility. Because of the significant cost of the facility, the Company assisted Gopher State in obtaining financing by contributing operating assets to Gopher State and guaranteeing Gopher State's construction/mortgage loan. The Company obtained a 28.5% minority interest in Gopher State, which began the construction of the ethanol facilities in April 1999 and began operations in April 2000. The generation of revenues will begin in May 2000.

CO2 JOINT VENTURE

    In 1999, the Company entered into an agreement with an unrelated third party, Messer Greisheim Industries, a Pennsylvania, industrial and specialty gas firm. The joint venture has begun construction of a facility to be located adjacent to the brewery and the ethanol plant. The Company expects that operations will begin in June 2000. It will utilize a byproduct of the ethanol operation to produce CO2 that will be sold to various users of refined CO2 products.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    The Company has a $3.0 million line of credit with a financial institution with an interest rate that is one and one-half percent above the prime rate and a line of credit with the Partnership under which it has current borrowing of $1.5 million with an interest rate that is one point above the prime rate. The Company currently believes that a 10% increase or reduction in interest rates would not have a material effect on its future earnings, fair values or cash flows. In connection with Gopher State's construction of an ethanol facility, Gopher State has obtained a permanent loan of approximately $14 million and an operating line of credit for $2 million, which have an interest rate that varies with the prime rate. As a result, the Company's results of operations may become more affected by interest rate movements in the future. The Company also expects that it may have some commodity price risk in the future as a result of the Gopher State's ethanol operations, which began in April 2000.

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

                      MBC HOLDING COMPANY

Dated: May 12, 2000

                      /s/ MICHAEL C. HIME

                      Michael C. Hime
                      Vice President of Finance (Chief Financial Officer)

QuickLinks

MBC Holding Company Condensed Consolidated Balance Sheets
MBC Holding Company Condensed Consolidated Balance Sheets—Continued
SIGNATURES