Form 10-Q
period 2000-06-30
MINNESOTA BREWING CO
filed 2000-08-14
CIK 913159

 QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number 0-23846

MBC Holding Company

(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1702599 (I.R.S. Employer Identification No.)
882 West Seventh Street, Saint Paul, Minnesota (Address of principal executive offices)	55102 Zip Code

(651) 228-9173

(Issuer's Telephone Number)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES /x/  NO / /

    As of August 8, 2000 the Company had outstanding 3,506,860 shares of Common Stock, no par value per share, and 607,745 shares of Class A Convertible Preferred Stock.

MBC HOLDING COMPANY

MBC HOLDING COMPANY
Condensed Consolidated Balance Sheets

	June 30, 2000	December 31 1999
	(unaudited)	(Note)
Assets
Current Assets
Cash and cash equivalents	$109,250	$26,922
Trade accounts receivable, less allowance for doubtful accounts of $128,000 at June 30, 2000 and $80,000 at December 31, 1999	2,757,343	1,748,086
Due from related party (Note 7)	1,466,748	216,939
Prepaid expenses	199,716	125,838
Inventories:
Raw materials	188,099	191,874
Work-in-progress	673,173	465,045
Finished goods	481,465	731,675
Packaging	913,880	763,021
Other	494,664	408,175

Total Inventories	2,751,281	2,559,790
Total Current Assets	7,284,338	4,677,575

Investments
Unconsolidated subsidiary (Note 7)	1,672,173	1,671,895
U.S. Treasury Note (Note 4)	500,000	500,000
Joint venture and other (Note 8)	145,356	119,548

Total Investments	2,317,529	2,291,443
Property and Equipment, at cost	1,618,510	2,057,876
Less accumulated depreciation	527,784	1,230,772

Net property and equipment	1,090,726	827,104

Other Assets	377,179	422,084

	$11,069,772	$8,218,206
Liabilities and Shareholders' Equity
Current Liabilities
Bank line of credit	2,670,132	1,571,563
Current maturities of long-term debt	—	8,017
Trade accounts payable	2,503,121	1,983,794
Deferred federal excise tax credit	608,340	—
Accrued expenses	666,972	549,297

Total Current Liabilities	6,448,565	4,112,671

Long term debt, primarily related party (Note 4)	1,546,009	1,603,008
Deferred gain on capital lease termination (Note 3)	181,981	197,718
Shareholders' Equity (Note 2)
Preferred stock, 700,000 shares authorized, 9% cumulative dividend, 607,745 shares issued and outstanding at June 30, 2000 and December 31, 1999	1,519,363	1,519,363
Common stock; $.01 par value; 10,000,000 shares authorized 3,506,860 issued and outstanding at June 30, 2000 and December 31, 1999	35,068	35,068
Additional paid-in capital	10,677,396	10,677,396
Accumulated deficit	(9,338,610)	(9,927,018)

TOTAL SHAREHOLDERS' EQUITY	2,893,217	2,304,809

	$11,069,772	$8,218,206

Note: The Balance Sheet at December 31, 1999 has been derived from the audited financial statements at that date. See Notes to Financial Statements

MBC HOLDING COMPANY
Consolidated Statements of Operations (Unaudited)
For the Periods Ended June 30, 2000 and 1999

	Three Months Ended June 30		Six Months Ended June 30
	2000	1999	2000	1999
Sales	$8,627,792	$4,613,105	$14,507,195	$8,205,057
Less excise taxes	119,053	280,555	563,956	577,365

Net sales	8,508,739	4,332,550	13,943,239	7,627,692
Cost of goods sold	7,037,342	3,634,969	11,770,576	6,741,151

Gross profit	1,471,397	697,581	2,172,663	886,541

Operating expenses:
Advertising	194,098	150,904	301,048	261,607
Sales and marketing	219,433	156,129	418,658	290,536
Administrative	434,350	242,244	683,906	500,899

Total operating expenses	847,881	549,277	1,403,612	1,053,042

Operating income (loss)	623,516	148,304	769,051	(166,501)

Other income (expenses)
Interest income and other (expenses)	(41,125)	3,140	(39,475)	4,734
Interest expense	(68,621)	(20,034)	(141,168)	(98,535)

Net income (loss)	$513,770	$131,410	$588,408	$(260,302)

Basic net income (loss) per common share	$.14	$.03	$.15	$(.09)
Diluted net income (loss) per common share	$.12	$.02	$.13	$(.09)
Basic weighted average shares outstanding	3,499,502	3,462,711	3,499,502	3,462,711
Diluted weighted average shares outstanding	4,107,247	4,070,456	4,107,247	3,462,711

See Notes to Financial Statements

MBC HOLDING COMPANY
Consolidated Statements of Cash Flows (Unaudited)
For the Periods Ended June 30, 2000 and 1999

	Six Months Ended June 30
	2000	1999
OPERATING ACTIVITIES
Net Income (loss)	588,408	(260,302)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and Amortization	175,670	245,747
Deferred gain on capital lease termination	(15,737)	—
Allowance for doubtful accounts	110,000	30,000
Provision for obsolete inventory and discontinued products	110,781	(93,000)
Changes in assets and liabilities:
Trade accounts receivable	(1,119,257)	(598,646)
Inventories	(302,272)	(452,983)
Prepaid expenses and other assets	(73,878)	(106,691)
Deferred excise tax credit	608,340	255,000
Accounts payable and accrued expenses	628,985	(439,358)

Net cash provided by (used in) operating activities	711,040	(1,420,233)

INVESTING ACTIVITIES
Due from related party	(1,249,809)	86,380
Purchases of property and equipment	(358,683)	(232,525)
Purchase of intangible assets	(61,790)	(49,575)

Net cash used in investing activities	(1,670,282)	(195,720)

FINANCING ACTIVITIES
Net (payments) borrowings on long term debt, primarily related party obligations	(56,999)	165,056
Net borrowings on line of credit	1,098,569	1,432,863

Net cash provided by financing activities	1,041,570	1,597,919

NET INCREASE (DECREASE) IN CASH	82,328	(18,034)
CASH AT BEGINNING OF YEAR	26,922	67,366

CASH AT END OF PERIOD	$109,250	$49,332

Supplemental disclosures of non-cash investing and financing activities:
Conversion of debt to preferred stock	$—	$150,327

Contribution of assets in exchange for an equity interest in unconsolidated subsidiary	$—	$1,701,314

U.S. Treasury Bill financed with note payable to related party	$—	$(474,961)

U.S. Treasury Note financed with note payable to related party	$—	$500,000

Termination of capital lease obligation	$—	$1,441,202

Assets removed from books	$—	$(1,192,642)

Gain on termination	$—	$248,560

See Notes to Financial Statements

MBC Holding Company
Notes to Financial Statements
(UNAUDITED)

Note 1.

Basis of presentation

    The balance sheet as of June 30, 2000, the consolidated statements of operations for the three and six month periods ended June 30, 2000 and 1999 and the consolidated statements of cash flows for the six month periods ended June 30, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position at June 30, 2000, and results of operations and cash flows have been included. Results of operations for the interim period are not necessarily indicative of the results that may be expected for the full fiscal year.

Note 2.

Cumulative Undeclared Dividends

    The Company's Class A Convertible Preferred Stock has a nine percent (9%) cumulative dividend rate. If, for any reason, the Company is unable to pay any dividend when due, the dividend will accumulate without interest until paid in full. The Company did not declare or pay a dividend on the Class A Convertible Preferred Stock for the six months ended June 30, 2000. At June 30, 2000 there was $201,728 of cumulative undeclared dividends.

Note 3.

Deferred Gain

    As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, on March 29, 1999, the Company terminated its lease with a related party and entered into a new lease with its unconsolidated subsidiary, Gopher State Ethanol, LLC ("Gopher State"). As a result of the termination, there was a $248,560 gain on the transaction that was deferred and is being recognized as income over the remaining term of the original lease (November 2003). As of June 30, 2000 there was $181,981 of deferred gain remaining to be recognized.

Note 4.

U.S. Treasury Note Financed with a Related Party Note

    A U.S. Treasury Note was pledged for purposes of the Bureau of Alcohol, Tobacco, and Firearms ("BATF") Brewer's Bond. This Note was purchased with the proceeds from a loan from a related party. This Treasury Note and the related party note payable mature on February 15, 2004. Accordingly, both items have been classified as long-term for financial statement purposes.

Note 5.

Basic and diluted amounts per share

    Basic per share amounts are computed, generally, by dividing the net income or loss by the weighted average number of common shares outstanding. In computing the basic net income per share for the six-month period ended June 30, 2000, the cumulative undeclared dividends earned by the preferred shareholders ($34,185 and $68,370 for the three and six month periods ended June 30, 2000, respectively)

were deducted from the net income. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is anti-dilutive thereby reducing the loss or increasing the income per share.

Note 6.

Income Taxes

    No income tax provision has been presented in the Consolidated Statements of Operations due to the utilization of the Company's net operating loss carryforwards. The Company has $9.7 million of net operating loss carryforwards available to offset taxes on current net income.

Note 7.

Unconsolidated Subsidiary

    During 1999, the Company investigated and began to develop a business for the production of ethanol. Ethanol is principally produced from the processing of corn including its fermentation into fuel grade alcohol. In March 1999, Gopher State Ethanol, LLC was formed for the purpose of constructing and operating an ethanol facility. Because of the significant cost of the facility, the Company assisted Gopher State in obtaining financing by contributing operating assets to Gopher State and guaranteeing Gopher State's construction/mortgage loan. The Company contributed certain production equipment with a net book value of $1,730,650. For its contribution and assistance, the Company obtained a 28.5% minority interest in Gopher State. Gopher State began construction of the ethanol facilities in April 1999 and began initial operations in May 2000. The Company advanced Gopher State monies for the initial purchases of raw materials. The amounts advanced also include reimbursements for shared expenses incurred by the Company on behalf of Gopher State. The amounts advanced will be repaid by Gopher State within the next 30 days using the proceeds of Gopher State's recently established line of credit. The equity method of accounting is being used to account for this investment. Summarized financial information of Gopher State is as follows (in thousands):

	June 30, 2000
	Three months ended	Six months ended	December 31, 1999
	(unaudited)	(unaudited)	(audited)
Net Sales	$1,408	$1,408	$—
Cost of Sales	(1,198)	(1,198)	—
Depreciation	(104)	(204)	(200)
Net Loss	—	—	(500)
Allocation of Net Loss	—	—	(100)
Current Assets	1,870	1,870	400
Noncurrent Assets	20,876	20,876	11,800
Total	22,746	22,746	12,200
Current Liabilities	2,335	2,335	3,200
Noncurrent Liabilities	11,560	11,560	7,000
Total	13,895	13,895	10,200
Net Assets	8,951	8,951	2,000

Note 8.

Investment in joint venture

    The Company has entered into a joint venture agreement with a nonaffiliated third party for the production of carbon dioxide ("CO2") in a production facility, which is located adjacent to the ethanol plant and the brewery. The joint venture is operated under the name MG-CO2 St. Paul, and is 50% owned by the Company and 50% owned by Messer Griesheim Industries, a Pennsylvania producer and marketer of CO2. The joint venture began operations in August 2000. The joint venture purchases raw CO2 gases from Gopher State to be further processed into finished CO2 gas. The finished product will be sold to various users in the Twin Cities area.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company's revenues are derived from the production and sale of its proprietary Grain Belt, Pig's Eye, and Yellow Belly product lines, its contract production of beers and other beverages for other companies, its production of proprietary beers for sale under different brand names by private label customers, and sales derived from foreign markets.

Results of Operations

    The Company's net sales for the three-month period ended June 30, 2000 increased 96.4% as compared to the three-month period ended June 30, 1999. The Company's net sales for the six-month period ended June 30, 2000 increased 82.8% over the six-month period ended June 30, 1999. The increase in net sales was principally attributable to an increase in contract and export sales.

    Sales of proprietary products were up 45.6% in the second quarter of 2000 compared to 1999 and increased 22.3% during the six-month period ended June 30, 2000 as compared to the same period in 1999. The Company plans to increase sales and marketing efforts of its proprietary products during 2000 as these product lines offer the best opportunity for growth in overall profitability.

    Contract sales increased 359.9% for the six-month period ended June 30, 2000 as compared to the same period in 1999 primarily due to the addition of a significant new contract customer. The new contract customer began production in February 2000.

    Export sales increased 36.0% for the six-month period ended June 30, 2000 as compared to the same period in 1999 due to the Company's success in the establishment of new overseas markets and improvement in the Far East markets. The Company will continue to explore opportunities that offer additional can volume for its production facilities.

Segment Data in net sales before
excise taxes

	Three Months Ended June 30		Six Months Ended June 30
	2000	1999	2000	1999
	(in thousands):
Proprietary	$2,082	$1,430	$4,233	$3,460
Contract	5,160	1,113	7,128	1,550
Export	1,141	915	2,442	1,796
Other	245	1,155	704	1,399

Total	$8,628	$4,613	$14,507	$8,205

    The Company's gross profit increased $1,286,122 during the first six month period when compared to the similar period in 1999 and increased $773,816 in the second quarter of 2000 versus the second quarter of 1999. The Company's gross profit margin for the second quarter increased from 16.1% in 1999 to 17.3% in 2000. For the six months ended June 30, 2000, gross profit margin increased from 11.6% in 1999 to 15.6% for the same period in 2000. The increase was due to the increased sales volume, utilization of more of the plant's bottling capacity and the synergies that have been achieved as a result of shared expense and lease agreements with Gopher State Ethanol, LLC, an unconsolidated subsidiary. The agreements were entered into in March 1999.

    The excise tax rate as a percentage of proprietary sales decreased for the six months ended June 30, 2000 when compared to 1999 from 16.7% to 13.3%. For the quarter ended June 30, 2000, the rate decreased from 19.6% to 5.7% as compared to the same period in 1999. The decreases are due to the increase in export sales and an increasing number of contract customers who are responsible for their own excise tax.

    Operating expenses for the three and six month periods of 2000 increased by $298,604 and $350,570, respectively, from similar periods in 1999. As a percentage of net sales, three month operating expenses decreased from 12.7% in 1999 to 10.0% in 2000. The operating expenses as a percentage of net sales also decreased to 10.1% for the first six months of 2000 as compared to 13.8% in 1999 primarily as a result of the increase in net sales and general continued cost constraints imposed by the Company.

    Sales and marketing for the three and six month periods of 2000 were $63,304 and $128,122 more, respectively than for the same periods in 1999. However, as a percentage of net sales, three and six month sales and marketing expenses decreased from 3.6% in 1999 to 2.6% in 2000 and from 3.8% in 1999 to 3.0% in 2000, respectively. The percentage decreases are due to the increase in net sales. The increase reflects the addition of new sales and marketing personnel.

    Advertising expenses for the three and six month periods of 2000 increased by $43,194 and $39,441, respectively, over the same periods in 1999. However, as a percentage of net sales, three and six month advertising expenses decreased from 3.5% in 1999 to 2.3% in 2000, and from 3.4% in 1999 to 2.2% in 2000, respectively. The percentage decrease is due to an increase in net sales. As a percentage of proprietary sales, three and six month advertising expenses decreased from 10.6% in 1999 to 9.3% in 2000, and from 7.6% to 7.1% in 2000, respectively. These decreases are due to the increase in proprietary sales.

    General and administrative expenses for the three and six month periods of 2000 increased by $192,106 and $183,007, respectively, from the same periods in 1999. However, as a percentage of net sales, three and six month general and administrative expenses decreased from 5.6% in 1999 to 5.1% in 2000, and from 6.6% in 1999 to 4.9% in 2000, respectively.

    Interest income and net other expenses for the three and six month periods of 2000 were expenses of $41,125 and $39,475, respectively, compared to income of $3,140 and $4,734 for the same periods in 1999. The increase in other expenses was primarily due to the amortization of financing fees for the operating line of credit. Interest expense increased by $48,587 for the quarter and $42,633 for the year-to-date due to increased borrowing levels on the line of credit and increase in the prime rate.

    The Company experienced net income of $513,770 in the second quarter of 2000 compared to net income of $131,410 in the second quarter of 1999. For the first six months of 2000, the Company experienced net income of $588,408 versus a net loss of $260,302 for the comparable period in 1999. The improved results for the quarter are attributed to the success of the Company's increased sales, reduction of costs per unit of production and marketing efforts along with the shared expenses with Gopher State.

    During 1999 and through June 2000, the Company operated below its production capacity; although throughout 2000 there have been increases in bottling production. Therefore, in order to maintain a profitable level of operations the Company will continue to seek to increase its sales and production volume by increasing its sales and marketing efforts. Management will pursue opportunities to increase sales volume at profitable margins. Management believes that the growth of its proprietary labels offers the best opportunity for achieving operating profits in the long term and has focused its efforts on the growth of its proprietary products. An emphasis has been placed on the promotion of these proprietary labels and the generation of additional sales in the Company's core geographic market areas.

Liquidity and Capital Resources

    Working capital at June 30, 2000 increased $270,869 to $835,773 from $564,904 at December 31, 1999. While almost all current asset and liability accounts increased, the increase in current assets more than offset the increase in current liabilities.

    During the six months ended June 30, 2000 the Company generated net cash from operating activities of $711,040 which was due to the net income of $588,408, an increase in trade accounts payable and accrued expenses of $628,985, depreciation and amortization of $175,670, an increase in the allowance for doubtful accounts of $110,000, the provision for obsolete inventory and discontinued products of $110,781, and an increase in the deferred excise tax credit of $608,340. These amounts were partially offset by increases in inventories of $302,272, trade accounts receivable of $1,119,257 and prepaids of $73,878.

    The Company used $1,670,282 of cash in investing activities through the purchase of $394,387 of long-lived assets, increases in amounts due from Gopher State of $1,249,809, and investments in the joint venture of $26,086.

    The Company provided $1,041,570 of cash in financing activities primarily through net borrowings on the bank line of credit of $1,098,569. This amount was partially offset by payments on the related party obligation of $56,999.

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

    The Company is a party to collective bargaining agreements with six union organizations, of which three were renegotiated during 1999 and expire on March 31, 2002. The remaining three were renegotiated in 2000. Management believes that there will be no adverse impact on the financial results in 2000 and beyond as a result of these new, signed agreements.

    As of June 30, 2000, the Company had net operating loss carryforwards totaling $9.7 million available. To the extent the Company generates taxable income during the periods in which this net operating loss carryfoward is available, the Company's cash requirements for payment of income tax will be reduced.

    On March 31, 1999, the Company issued 60,131 shares of Class A Convertible Preferred Stock to the Partnership in satisfaction of $150,327 owed for deferred rents and accrued interest. The preferred stock has a 9% cumulative dividend rate, voting rights and is convertible into common stock at the rate of one share of common stock per share of preferred stock. The holders of preferred stock are entitled to the number of votes equal to the number of shares of common stock into which the preferred stock could be converted. These shares are in addition to the 547,614 shares issued in satisfaction of $1,369,036 owed for deferred rents and accrued interest at December 31, 1998. At June 30, 2000, the amount of preferred dividends in arrears was $201,728. These dividends can be deferred and if they are not paid, they accumulate without interest. Dividends can only be paid from profits of the Company and are further subject to limitation under the Company's loan agreements. The preferred shares expire on December 31, 2003, at which time the Company can, at its option, issue common stock priced at the current market value, or pay cash equal to the $1,519,363 plus any unpaid dividends.

FINANCING

    The Company's plans in 2000 include the continued emphasis on promoting its core proprietary brands and increasing the volume of foreign and contract sales. On July 7, 2000, the Company obtained a new bank line of credit of $3.5 million, subject to certain borrowing base restrictions. This line replaces a prior line. The Company had borrowings outstanding of $2.7 million as of June 30, 2000 under the prior line. The line-of-credit agreement, which expires on June 30, 2001, contains covenants, which include limitations on the Company's ability to pay dividends, and requires the Company to maintain certain financial requirements, includes maintaining a minimum net worth level. Substantially all of the Company's assets are pledged as collateral under this line of credit.

    On April 15, 1999, the Partnership committed to amend its credit facility with the Company, thereby curing the default that existed at that time. The amended agreement with the Partnership extended the maturity date to April 15, 2002, reducing the amount available from $2.5 million to $1.0 million. In addition, the Partnership provided $500,000 for purposes of pledging a U.S. Treasury Note for the BATF bond. Management believes that the result of operations and these credit facilities will be sufficient to meet working capital needs during 2000. On a long-term basis, the Company believes it will be able to secure replacement financing when the amounts due under the agreement become due in 2002.

GOPHER STATE

    During 1999, the Company investigated and began to develop a business for the production of ethanol. Ethanol is principally produced from the processing of corn including its fermentation into fuel grade alcohol. In March 1999, Gopher State Ethanol, LLC was formed for the purpose of constructing and operating an ethanol facility. Because of the significant cost of the facility, the Company assisted Gopher State in obtaining financing by contributing operating assets to Gopher State and guaranteeing Gopher State's construction/mortgage loan. The Company contributed certain production equipment with a net book value of $1,730,650. For its contribution and assistance, the Company obtained a 28.5% minority interest in Gopher State. Gopher State began construction of the ethanol facilities in April 1999 and began initial operations in May 2000. The equity method of accounting is being used to account for this investment.

CO2 JOINT VENTURE

    The Company has entered into a joint venture agreement with a nonaffiliated third party for the production of carbon dioxide ("CO2") in a production facility, which is located adjacent to the ethanol plant and the brewery. The joint venture is operated under the name MG-CO2 St. Paul, and is 50% owned by the Company and 50% owned by Messer Griesheim Industries, a Pennsylvania producer and marketer of CO2. The joint venture began operations in August 2000. The joint venture purchases raw CO2 gases from Gopher State. See Note 8 in the financial statements.

WARRANTS

    In connection with the commencement of operations of the ethanol facility and the completion of its financing, the Company is in the process of granting 500,000 warrants to purchase its common stock at $4.00 per share and 500,000 warrants to purchase its common stock at $5.00 per share to the investors who contributed $6.5 million to Gopher State Ethanol, LLC. Bruce Hendry, Chairman of the Board of MBC Holding Company will receive half of the warrants.

Forward-Looking Statements

    Statements included in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. Among these risks and uncertainties and information included in this Quarterly Report on Form 10-Q which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology constitutes forward-looking information. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expresses in any forward-looking statement: (i) competition within the brewing industry resulting from the increased number of brewers and available beers, (ii) the Company's ability to continue to achieve and maintain contract brewing arrangements; (iii) the success of the Company's proprietary brands, including its reliance upon distributors, (iv) the Company's continued ability to sell products for export, (v) Gopher State's ability to successfully operate an ethanol facility, and (vi) the Company's ability through a joint venture to successfully operate a liquid carbon dioxide plant.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    In July 2000, the Company entered into a $3.5 million line of credit with a financial institution with an interest rate that is one and one-half percent above the prime rate. The Company also has a line of credit with the Partnership under which it has current borrowings of $1.5 million with an interest rate that is one point above the prime rate. The Company currently believes that a 10% increase or reduction in interest rates would not have a material effect on its future earnings, fair values or cash flows. In connection with the construction of an ethanol facility by its minority-owned subsidiary, Gopher State, Gopher State has obtained a permanent loan of approximately $14 million and an operating line of credit for $2 million, which have an interest rate that varies with the prime rate. As a result, the Company's results of operations may become more affected by interest rate movements in the future. The Company has some commodity price risk as a result of the Gopher State's ethanol operations and corn purchases, which began initial operations in May 2000.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings
None
Item 2.	Changes in Securities
None
Item 3.	Defaults Upon Senior Securities
None
Item 4.	Submission of Matters to a Vote of Security Holders

    The Company's Annual Meeting of Shareholders was held on May 31. 2000. The shareholders took the following actions:

(1)
The shareholders elected five directors to hold office until the next annual meeting of shareholders. The shareholders present in person or by proxy cast the following votes in connection with the election of directors, resulting in the election of all of the nominees:

Name	Votes For	Votes Withheld	Non Votes
Bruce E. Hendry	3,985,446	7,745
John J. Lee	3,985,446	7,745
Richard A. Perrine	3,985,446	7,745
Robert A. Awsumb	3,985,446	7,745
John T. Elliott	3,984,846	8,345
James F. Freeman, III	3,985,446	7,745
Thomas L. Houts	3,985,446	7,745
(2)
The shareholders authorized an amendment to the Company's 1993 Stock Option Plan to increase the number of shares authorized under the Plan by 200,000 shares. The amendment was passed by the following vote:

For	2,789,340
Against	24,795
Abstain	24,034
Broker Non-vote	1,155,022
Item 5.	Other Information
None
Item 6.	Exhibits and Reports on Form 8-K
(a) Exhibits
Exhibit 27. Financial Data Schedule.
(b) Reports on Form 8-K
None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBC HOLDING COMPANY
Dated: August 14, 2000	/s/ MICHAEL C. HIME Michael C. Hime Vice President of Finance (Chief Financial Officer)

QuickLinks

MBC HOLDING COMPANY Condensed Consolidated Balance Sheets
MBC HOLDING COMPANY Consolidated Statements of Operations (Unaudited) For the Periods Ended June 30, 2000 and 1999
MBC HOLDING COMPANY Consolidated Statements of Cash Flows (Unaudited) For the Periods Ended June 30, 2000 and 1999
MBC Holding Company Notes to Financial Statements (UNAUDITED)
Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II OTHER INFORMATION
SIGNATURES