Form 10-Q
period 2000-09-30
MINNESOTA BREWING CO
filed 2000-11-14
CIK 913159

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number 0-23846

MBC Holding Company
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1702599 (IRS Employer Identification No.)
882 West Seventh Street, Saint Paul (Address of principal executive offices)	56102 (zip code)

(651) 228-9173
(Issuer's Telephone Number)

    Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /x/  NO / /

    As of November 1, 2000 the Company had outstanding 3,506,860 shares of Common Stock, no par value per share, and 607,745 shares of Class A Convertible Preferred Stock.

MBC HOLDING COMPANY
INDEX

			Page
PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999	3, 4
		Consolidated Statements of Operations for the three and nine month periods ended September 30, 2000 and September 30, 1999	5
		Consolidated Statements of Cash Flow for the nine month periods ended September 30, 2000 and September 30, 1999	6
		Notes to Financial Statements	7
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
PART II.	OTHER INFORMATION		14
SIGNATURES			15

MBC HOLDING COMPANY
Condensed Consolidated Balance Sheets

	September 30, 2000	December 31, 1999
	(unaudited)	(note)
Assets
Current Assets
Cash and cash equivalents	$98,895	$26,922
Trade accounts receivable, less allowance for doubtful accounts of $128,000 at September 30, 2000 and $80,000 at December 31, 1999	2,694,552	1,748,086
Due from related party	674,465	216,939
Prepaid expenses	216,817	125,838
Inventories:
Raw materials	238,985	191,874
Work-in-progress	549,580	465,045
Finished goods	585,679	731,675
Packaging	689,173	763,021
Other	492,899	408,175

Total Inventories	2,556,316	2,559,790
Total Current Assets	6,241,045	4,677,575

Investments
Unconsolidated subsidiary	1,672,173	1,671,895
U.S. Treasury Note (Note 4)	500,000	500,000
Joint venture and other (Note 8)	145,585	119,548

Total Investments	2,317,758	2,291,443
Property and equipment, at cost	2,083,008	2,057,876
Less accumulated depreciation	593,056	1,230,772

Net property and equipment	1,489,952	827,104

Other Assets	413,533	422,084

	$10,462,288	$8,218,206

Note:  The Balance Sheet at December 31, 1999 has been derived from the audited financial statements at that date. See Notes to Financial Statements.

MBC HOLDING COMPANY
Condensed Consolidated Balance Sheets—Continued

	September 30, 2000	December 31, 1999
	(unaudited)	(note)
Liabilities and Shareholders' Equity
Current Liabilities
Bank line of credit	$882,243	$1,571,563
Current maturities of long-term debt	8,313	8,017
Trade accounts payable	3,573,573	1,983,794
Deferred federal excise tax credit	223,196	—
Accrued expenses	646,409	549,297

Total Current Liabilities	5,333,734	4,112,671

Long term debt, primarily related party (Note 4)	1,561,331	1,603,008
Deferred gain on capital lease termination (Note 3)	168,666	197,718
Shareholders' Equity (Note 2)
Preferred stock, 700,000 shares authorized, 9% cumulative dividend, 607,745 shares issued and outstanding at September 30, 2000 and December 31, 1999	1,519,363	1,519,363
Common stock; $.01 par value; 10,000,000 shares authorized 3,506,860 issued and outstanding at September 30, 2000 and December 31, 1999	35,068	35,068
Additional paid-in capital	10,677,396	10,677,396
Accumulated deficit	(8,833,270)	(9,927,018)

TOTAL SHAREHOLDERS' EQUITY	3,398,557	2,304,809

	$10,462,288	$8,218,206

Note:  The Balance Sheet at December 31, 1999 has been derived from the audited financial statements at that date. See Notes to Financial Statements

MBC HOLDING COMPANY
Consolidated Statements of Operations (Unaudited)
For the Periods Ended September 30, 2000 and 1999

	Three Months Ended September 30		Nine Months Ended September 30
	2000	1999	2000	1999
Sales	$7,915,821	$5,564,853	$22,423,016	$13,769,910
Less excise taxes	(267,902)	(415,311)	(831,858)	(992,676)

Net sales	7,647,919	5,149,542	21,591,158	12,777,234
Cost of goods sold	6,320,678	4,428,900	18,091,254	11,170,051

Gross Profit	1,327,241	720,642	3,499,904	1,607,183

Operating expenses:
Advertising	194,548	177,677	495,596	439,284
Sales and marketing	188,632	161,819	607,290	452,355
General and administrative	366,762	265,600	1,050,668	766,499

Total operating expenses	749,942	605,096	2,153,554	1,658,138

Other income (expense):
Interest income and other	28,411	997	(11,064)	5,731
Interest expense	(100,370)	(45,797)	(241,538)	(144,332)

Net income (loss) before Preferred dividends (Note 5)	505,340	70,746	1,093,748	(189,556)

Basic net income (loss) per common share	$.13	$.01	$.28	$(.08)
Diluted net income (loss)per common share	$.12	$.01	$.26	$(.08)
Basic weighted average shares outstanding	3,506,860	3,506,860	3,506,860	3,506,860
Diluted weighted average shares outstanding	4,189,642	4,114,605	4,174,807	3,506,860

See Notes to Financial Statements

MBC HOLDING COMPANY
Consolidated Statements of Cash Flows (Unaudited)
For the Periods Ended September 30, 2000 and 1999

	Nine Months Ended September 30
	2000	1999
OPERATING ACTIVITIES
Net Income (loss)	$1,093,748	$(189,556)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and Amortization	294,300	305,572
Deferred gain on capital lease termination	(29,052)	(33,895)
Allowance for doubtful accounts	110,781	30,000
Changes in assets and liabilities:
Trade accounts receivable	(1,057,247)	(450,634)
Inventories	3,474	(588,697)
Prepaid expenses and other assets	(90,979)	(69,286)
Deferred excise tax credit	223,196	156,861
Accounts payable and accrued expenses	1,686,891	(456,925)

Net cash provided by (used in) operating activities	2,235,112	(1,296,560)

INVESTING ACTIVITIES
Due from related party	(457,526)	78,896
Investment in joint venture and other	(26,315)	(58,806)
Purchases of property and equipment	(835,181)	(337,636)
Purchase of intangible assets	(113,416)	(64,488)

Net cash used in investing activities	(1,432,438)	(382,034)
FINANCING ACTIVITIES
Net (payments) borrowings on long term debt, primarily related party obligations	(41,381)	252,158
Net (payments) borrowings on line of credit	(689,320)	1,477,379

Net cash (used in) provided by financing activities	(730,701)	1,729,537
NET INCREASE IN CASH	71,973	50,943
CASH AT BEGINNING OF YEAR	26,922	67,366

CASH AT END OF PERIOD	$98,895	$118,309

Supplemental disclosures of non-cash investing and financing activities:
Conversion of debt to preferred stock	$—	$150,327

Contribution of assets in exchange for an equity interest in unconsolidated subsidiary	$—	$1,730,650

U.S. Treasury Bill financed with note payable to related party	$—	$(474,961)

U.S. Treasury Note financed with note payable to related party	$—	$500,000

Termination of capital lease obligation	$—	$1,441,202

Assets removed from books	$—	$(1,192,642)

Gain on termination	$—	$248,560

Common shares issued in satisfaction of accrued ESOP payables	$—	$88,592

See Notes to Financial Statements

MBC Holding Company
Notes to Financial Statements
(UNAUDITED)

Note 1.

Basis of presentation

    The condensed consolidated balance sheet as of September 30, 2000, the consolidated statements of operations for the three and nine month periods ended September 30, 2000 and 1999 and the consolidated statements of cash flows for the nine month periods ended September 30, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position at September 30, 2000, and results of operations and cash flows have been included. Results of operations for the interim period are not necessarily indicative of the results that may be expected for the full fiscal year.

Note 2.

Cumulative Undeclared Dividends

    The Company's Class A convertible preferred stock has a nine percent (9%) cumulative dividend rate. If, for any reason, the Company is unable to pay any dividend when due, the dividend will accumulate without interest until paid in full. The Company did not declare or pay a dividend on the Class A Convertible Preferred Stock for the nine months ended September 30, 2000. At September 30, 2000 there was $236,100 of cumulative undeclared dividends.

Note 3.

Deferred Gain

    As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, on March 29, 1999, the Company terminated its lease with a related party and entered into a new lease with its unconsolidated subsidiary, Gopher State Ethanol, LLC ("Gopher State"). As a result of the termination, there was a $248,560 gain on the transaction that was deferred and is being recognized as income over the remaining term of the original lease (November 2003). As of September 30, 2000 there was $168,666 of deferred gain remaining to be recognized.

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

Note 5.

Basic and diluted amounts per share

    Basic per share amounts are computed, generally, by dividing the net income or loss by the weighted average number of common shares outstanding. In computing the basic net income per share for the nine month period ended September 30, 2000, the cumulative undeclared dividends earned by the preferred shareholders ($34,372 and $102,370 for the three and nine month periods ended September 30, 2000, respectively) were deducted from the net income. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is anti-dilutive thereby reducing the loss or increasing the income per share.

Note 6.

Income Taxes

    No income tax provision has been presented in the Consolidated Statements of Operation due to the utilization of the Company's net operating loss carryforwards. The Company has approximately $9.7 million of net operating loss carryforwards available to offset future taxable income.

Note 7.

Unconsolidated Subsidiary

    During 1998, the Company investigated and began to develop a business for the production of ethanol. Ethanol is principally produced from the processing of corn including its fermentation into fuel grade alcohol. In March 1999, Gopher State Ethanol, LLC (Gopher State) was formed for the purpose of constructing and operating an ethanol facility. Because of the significant cost of the facility, the Company assisted Gopher State in obtaining financing by contributing operating assets to Gopher State and guaranteeing Gopher State's construction/mortgage loan. The Company contributed certain production equipment with a net book value of $1,730,650. For its contribution and assistance, the Company obtained a 28.5% minority interest in Gopher State. Construction of the ethanol facility began in April 1999 and operations commenced in May 2000. The equity method of accounting is being used to account for this investment. Summarized financial information of Gopher State is as follows (in thousands):

	September 30, 2000		March 29, 1999 Through December 31, 1999
	Three months Ended	Nine months Ended
Net Sales	$4,703	$6,111	$—
Cost of Sales	(4,016)	(5,214)	—
Depreciation	(422)	(629)	(200)
Net Income (Loss)	268	268	(500)
Allocation of Net Loss	—	—	(100)
Current Assets	2,281	2,281	400
Noncurrent Assets	20,958	20,958	11,800
Total	23,239	23,239	12,200
Current liabilities	1,949	1,949	3,200
Noncurrent Liabilities	12,071	12,071	7,000
Total	14,020	14,020	10,200
Net Assets	9,219	9,219	2,000

Note 8.

Investment in joint venture

    The Company has entered into a joint venture agreement with a nonaffiliated third party for the production of carbon dioxide ("CO2") in a production facility that is located adjacent to the ethanol plant and the brewery. The joint venture is operated under the name MG-CO2 St. Paul, and is 50% owned by the Company and 50% owned by Messer Griesheim Industries, a Pennsylvania producer and marketer of CO2. The joint venture began operations in August 2000. The joint venture purchases raw CO2 gases from Gopher State to be further processed into finished CO2 gas. The finished product will be sold to various users in the Twin Cities area.

Note 9.

Revenue Recognition

    In 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company will adopt SAB No. 101 when required in the fourth quarter of 2000. Management believes the adoption of SAB No. 101 will not have a significant effect on its financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    The Company's revenues are derived from the production and sale of its proprietary Grain Belt, Pig's Eye, and Yellow Belly product lines, its contract production of beers and other beverages for other companies, its production of proprietary beers for sale under different brand names by private label customers and sales derived from foreign markets.

Results of Operations

    The Company's net sales for the three-month period ended September 30, 2000 increased 48.5% as compared to the three-month period ended September 30, 1999. The Company's net sales for the nine-month period ended September 30, 2000 increased 69.0% over the nine-month period ended September 30, 1999. The increase in net sales was principally attributable to an increase in contract and export sales.

    Sales of proprietary products were down 12.3% in the third quarter of 2000 compared to third quarter 1999 and increased 6.5% during the nine-month period ended September 30, 2000 as compared to the same period in 1999. The decrease in 2000 third quarter proprietary product sales compared to the same period in 1999 is primarily due to a temporary production stoppage of returnable bottles as the Company was reorganizing and updating the bottling facility. The Company plans to continue increased sales and marketing efforts of its proprietary products during 2000 and 2001 as these product lines offer the best opportunity for growth and overall profitability.

    Contract sales increased 121.1% for the three-month and 257.1% for the nine-month periods ended September 30, 2000 as compared to the same periods in 1999. The increases are due to the addition of several contract customers.

    Export sales increased 54.4% for the three-month and 10.7% for the nine-month periods ended September 30, 2000 as compared to the same period in 1999. The increases are due to the Company's success in the establishment of new overseas markets and improvement in the Far East markets. The Company will continue to explore opportunities that offer additional can volume for its production facilities.

Segment Data in sales before excise taxes (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2000	1999	2000	1999
Proprietary	$1,973	$2,249	$5,947	$5,583
Contract	3,106	1,405	10,492	2,938
Export	2,262	1,465	4,703	4,247
Other	575	446	1,281	1,002

Total	$7,916	$5,565	$22,423	$13,770

    The Company's gross profit increased $1,892,721 for the nine-month period when compared to the similar period in 1999 and increased $606,599 in the third quarter of 2000 versus the third quarter of 1999. The Company's gross profit margin for the third quarter increased from 14.0% in 1999 to 17.4% in 2000. For the nine months ended September 30, 2000, gross profit margin increased from 12.6% in 1999 to 16.2% for the same period in 2000. The increases were due to the increased sales volume, utilization of more of the plants bottling capacity and the synergies that have been achieved as a result of shared expense and lease agreements with Gopher State, an unconsolidated subsidiary. These agreements were entered into in March 1999. Gopher State's share of the shared expenses were approximately $130,000 and $215,000 for the quarter and nine-months ended September 30, 2000, respectively.

    The excise tax rate as a percentage of proprietary sales decreased for the nine months ended September 30, 2000 when compared to 1999 from 17.8% to 14.0%. For the quarter ended September 30, 2000, the rate decreased from 18.5% to 13.6% as compared to the same period in 1999. The decreases are due to the increasing number of contract customers who are responsible for their own excise tax.

    Operating expenses for the three and nine-month periods of 2000 increased by $144,846 and $495,416, respectively, from similar periods in 1999. As a percentage of net sales, three month operating expenses decreased from 11.8% in 1999 to 9.8% in 2000. The operating expenses as a percentage of net sales also decreased to 10.0% for the first nine months of 2000 as compared to 13.0% in 1999. The decreases are primarily the result of the increase in net sales and general continued cost constraints imposed by the Company.

    Sales and marketing expenses for the three and nine-month periods of 2000 were $26,813 and $154,935 more, respectively than for the same periods in 1999. However, as a percentage of net sales, three and nine-month sales and marketing expenses decreased from 3.1% in 1999 to 2.5% in 2000 and from 3.5% in 1999 to 2.8% in 2000, respectively. The percentage decreases are primarily due to the increase in net sales while the increase in expenditures is due to the addition of new sales and marketing personnel.

    Advertising expenses for the three and nine-month periods of 2000 increased by $16,871 and $56,312, respectively, over the same periods in 1999. However, as a percentage of net sales, three and nine month advertising expenses decreased from 3.5% in 1999 to 2.5% in 2000, and from 3.4% in 1999 to 2.3% in 2000, respectively. The percentage decrease is due to an increase in net sales. As a percentage of proprietary sales, three and nine-month advertising expenses increased from 7.5% in 1999 to 9.7% in 2000 and from 7.4% in 1999 to 8.0% in 2000, respectively. These increases are due to the increase in advertising expenditures in 2000.

    General and administrative expenses for the three and nine-month periods of 2000 increased by $101,162 and $284,169, respectively, from similar periods in 1999. However, as a percentage of net sales, three and nine month general and administrative expenses decreased from 5.2% in 1999 to 4.8% in 2000 and from 6.0% in 1999 to 4.9% in 2000, respectively. The increases in expenditures relate primarily to increased professional fees and outside services and the decease in percentage of net sales is reflective of the increase in net sales for the year 2000 periods.

    Interest income and net other expenses for the three and nine-month periods of 2000 were income (expense) of $28,411 and ($11,064), respectively, compared to income of $997 and $5,731 for the same periods in 1999. The increase in other expenses was primarily due to the amortization of financing fees for the bank operating line of credit. Interest expense increased by $54,573 for the quarter and $97,206 for the year-to-date due to increased borrowing levels on the line of credit and increases in the prime interest rate.

    The Company generated net income of $505,340 in the third quarter of 2000 compared to net income of $70,746 in the third quarter of 1999. For the first nine months of 2000, the Company generated net income of $1,093,748 versus a net loss of $189,556 for the comparable period in 1999. The improved results for the quarter and nine-month period are attributed to the success of the Company's increased net sales, reduction of costs per unit of production and marketing efforts along with the shared expenses with Gopher State.

    Although the Company operated below its production capacity during 1999 and through September 2000, there have been increases in bottling production throughout 2000. In order to maintain a profitable level of operations the Company will continue to seek to increase its sales and production volume by increasing its sales and marketing efforts. Management will pursue opportunities to increase sales volume at profitable margins. Management believes that the growth of its proprietary labels offers the best opportunity for achieving operating profits in the long term and has focused its efforts on the growth of its proprietary products. An emphasis has been placed on the promotion of these proprietary labels and the generation of additional sales in the Company's core geographic market areas.

Liquidity and Capital Resources

    Working capital at September 30, 2000 increased $342,407 to $907,311 from $564,904 at December 31, 1999. While almost all current asset and liability accounts increased, the increase in current assets more than offset the increase in current liabilities.

    During the nine months ended September 30, 2000 the Company generated net cash from operating activities of $2,235,112 which was due to the net income of $1,093,748, an increase in trade accounts payable and accrued expenses of $1,686,891, depreciation and amortization of $294,300, an increase in the allowance for doubtful accounts of $110,781, decrease in inventories of 3,474 and an increase in the deferred excise tax credit of $223,196. These amounts were partially offset by increases in trade accounts receivable of $1,057,247, deferred gain on capital lease termination of $29,052 and an increase in prepaids of $90,979.

    The Company used $1,432,438 of cash in investing activities through the purchase of $835,181 of long-lived assets, increases in amounts due from Gopher State of $457,526, purchase of intangible assets of $113,416 and investments in the joint venture of $26,315.

    The Company used $730,701 of cash in financing activities primarily through net payments on the bank line of credit of $689,320 and payments on the related party obligation of $41,381.

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

    The Company is a party to collective bargaining agreements with six union organizations, of which three were renegotiated during 1999 and expire on March 31, 2002. The remaining three (union contracts) were renegotiated in 2000. Management believes that there will be no adverse impact on the financial results in 2000 and beyond as a result of these new, signed agreements.

    As of September 30, 2000, the Company had net operating loss carryforwards of approximately $9.7 million available. To the extent the Company generates taxable income during the periods in which this net operating loss carryfoward is available, the Company's cash requirements for payment of income tax will be reduced.

    On March 31, 1999, the Company issued 60,131 shares of Class A Convertible Preferred Stock to the Partnership in satisfaction of $150,327 owed for deferred rents and accrued interest. The preferred stock has a 9% cumulative dividend rate, voting rights and is convertible into common stock at the rate of one share of common stock per share of preferred stock. The holders of preferred stock are entitled to the number of votes equal to the number of shares of common stock into which the preferred stock could be converted. These shares are in addition to the 547,614 shares issued in satisfaction of $1,369,036 owed for deferred rents and accrued interest at December 31, 1998. At September 30, 2000, the amount of preferred dividends in arrears was $236,100. These dividends can be deferred and if they are not paid, they accumulate without interest. Dividends can only be paid from profits of the Company and are further subject to limitation under the Company's loan agreements. The preferred shares expire on December 31, 2003, at which time the Company can, at its option, issue common stock priced at the current market value, or pay cash equal to the $1,519,363 plus any unpaid dividends.

    The Company's plans for the remainder of 2000 and 2001 include the continued emphasis on promoting its core proprietary brands and increasing the volume of foreign and contract sales. On July 7, 2000, the Company replaced its line-of-credit with a new $3.5 million revolving credit agreement, subject to certain borrowing base restrictions. Amounts outstanding were $882,243 as of September 30, 2000. The line-of-credit agreement expires on June 30, 2001, contains covenants, which include limitations on the Company's ability to pay dividends and requires the Company to maintain certain financial requirements, including maintaining a minimum net worth level. Substantially all of the Company's assets were pledged as collateral under this line-of-credit.

    The Company also has a $1.0 million line-of-credit agreement with the Partnership, related through common ownership, through April 15, 2002. Advances outstanding were $1.0 million at September 30, 2000. In addition, the Partnership provided $500,000 for purposes of pledging a U.S. Treasury Note for the BATF bond.

    Management believes that the result of operations and these credit facilities will be sufficient to meet working capital and resource needs during 2000. On a long-term basis, the Company believes it will be able to secure replacement financing when the amounts due under the various agreements become due in 2001 and 2002.

    The Company is in the process of reviewing its facilities to determine if upgrades would enable it to increase production and efficiency. In the event the Company determines that it would be appropriate to upgrade, it will seek additional equity or debt financing.

Gopher State

    During 1998, the Company investigated and began to develop a business for the production of ethanol. Ethanol is principally produced from the processing of corn including its fermentation into fuel grade alcohol. In March 1999, Gopher State Ethanol, LLC was formed for the purpose of constructing and operating an ethanol facility. Because of the significant cost of the facility, the Company assisted Gopher State in obtaining financing by contributing operating assets to Gopher State and guaranteeing Gopher State's construction/mortgage loan. The Company contributed certain production equipment with a net book value of $1,730,650. For its contribution and assistance, the Company obtained a 28.5% minority interest in Gopher State. Construction of the ethanol facility began in April 1999 and operations commenced in May 2000. The equity method of accounting is being used to account for this investment.

CO2 Joint Venture

    The Company has entered into a joint venture agreement with a nonaffiliated third party for the production of carbon dioxide ("CO2") in a production facility, which is located adjacent to the ethanol plant and the brewery. The joint venture is operated under the name MG-CO2 St. Paul, and is 50% owned by the Company and 50% owned by Messer Griesheim Industries, a Pennsylvania producer and marketer of CO2. The joint venture began operations in August 2000. The joint venture purchases raw CO2 gases from Gopher State. The results of the operations for the joint venture are accounted for using the equity method. See Note 7 in the financial statements.

Forward-Looking Statements

    Statements included in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. Among these risks and uncertainties and information included in this Quarterly Report on Form 10-Q which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate,""estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology constitutes forward-looking information. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) competition within the brewing industry resulting from the increased number of brewers and available beers, (ii) the Company's ability to continue to achieve and maintain contract brewing arrangements; (iii) the success of the Company's proprietary brands, including its reliance upon distributors, (iv) the Company's continued ability to sell products for export, (v) Gopher State's ability to successfully operate an ethanol facility, and (vi) the Company's ability through a joint venture to successfully operate a liquid carbon dioxide plant.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    In July 2000, the Company entered into a $3.5 million line-of-credit with a financial institution with an interest rate that is one and one-half percent above the prime rate. The Company also has a line-of-credit with the Partnership under which it has current borrowing of $1.0 million with an interest rate that is one percent above the prime rate. The Company currently believes that a 10% increase or reduction in interest rates would not have a material effect on its future earnings, fair values or cash flows. In connection with the construction of an ethanol facility by its minority-owned subsidiary, Gopher State, Gopher State has obtained a permanent loan of approximately $14 million and an operating line-of-credit for $2 million, which have an interest rate that varies with the prime rate. As a result, the Company's results of operations may become more affected by interest rate movements in the future. The Company has some commodity price risk as a result of the Gopher State's ethanol operations and corn purchases, which began operations in May 2000.

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

MBC HOLDING COMPANY
Dated: 11/13/00	/s/ MICHAEL C. HIME Michael C. Hime Vice President of Finance (Chief Financial Officer)

QuickLinks

MBC HOLDING COMPANY INDEX
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES