Form 10-K
period 2000-12-31
MINNESOTA BREWING CO
filed 2001-04-02
CIK 913159

Securities and Exchange Commission
Washington D.C. 20549

FORM 10-K
(Mark One)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K for any amendment to this Form 10-K. /  /

          On March 23, 2001, the Company had 3,506,860 shares of common stock, $.01 par value and 607,745 shares of Class A convertible preferred stock outstanding. Each share of Class A convertible preferred stock outstanding is convertible into one share of common stock.

          The aggregate market value of the shares of voting stock held by non-affiliates of the Company (persons other than directors and officers) computed at the basis of the last reported sale of $2.19 per share on, March 23, 2001 was approximately $3,393,000.

             DOCUMENTS INCORPORATED BY REFERENCE: The Company's Proxy Statement for its 2001 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K.

MBC HOLDING COMPANY
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2000
TABLE OF CONTENTS

PART I

Item 1.        Business

Overview

          The Company was formed in 1991 as Minnesota Brewing Company and changed its name to MBC Holding Company ("Company"), effective January 1, 2000. The Company has formed a new wholly owned subsidiary, Minnesota Brewing Company, LLC. The Company, and its subsidiary, brews, packages, and sells beverage products. The Company also has a minority interest in Gopher State Ethanol, LLC ("Gopher State") a Delaware Limited Liability Company formed in 1999 to produce ethanol, distilled grains and raw carbon dioxide ("CO2") gas. Additionally in 1999, the Company formed MG-CO2 St. Paul ("CO2  Joint Venture"), a joint venture with an unrelated third party to produce liquid carbon dioxide. All of the aforementioned businesses are located in Saint Paul, Minnesota. The Company leases its production facilities and certain of its equipment from Gopher State. Previously, the Company leased these assets from another related entity, Minnesota Brewing Limited Partnership (the "Partnership"). See Note 3 of the Financial Statements for disclosure on Related Party Transactions.

          The Company operates a full scale brewery in Saint Paul, Minnesota producing its proprietary Grain Belt, Pig's Eye, and Yellow Belly beers and markets these beers through an independent distribution network, primarily in Minnesota. The Company produces beers under a number of brand names, including Grain Belt, Grain Belt Premium, Grain Belt Light, Grain Belt Premium Light, Pig's Eye Pilsner, Pig's Eye Lean, Pig's Eye Ice, Pig's Eye Red, Pig's Eye Non-alcoholic and Yellow Belly.

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

          The Company also produces other beverages under contract packaging arrangements and private label contracts. Under its contract packaging arrangements, the Company produces beverages for separate brewing companies according to those brewers' formulas. Under private label contracts, the Company packages its proprietary beers for sale by third parties under brand names owned by the third parties.

          Until March 29, 1999, the Company leased its brewing facilities and related equipment from the Partnership. On March 29, 1999, the Partnership contributed these assets to Gopher State in exchange for an equity interest in Gopher State. As a result, the Company now leases its brewing facilities and related equipment from Gopher State. The Company generated net sales of $17.7 million in 1999 and net sales of $25.5 million in 2000.  The Company produced approximately 354,000 barrels in 1999 and 616,000 barrels in 2000.   The Company currently has a brewing capacity of approximately 900,000 barrels.  The Company believes that the existence of the additional brewing capacity has enabled and will continue to allow the Company to increase its production without substantial additional capital outlays.

          Substantially all of the Company's proprietary beers are sold domestically through approximately 50 independent distributors. During 2000, approximately 85.4 percent of the Company's proprietary beer sales volume reached retail channels through its 12 largest distributors. The Company provides point-of-sale advertising and sales promotion programs to help stimulate sales.

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

Competition and the Beer Industry

          Although there are several hundred companies engaged in the highly competitive brewing industry in the United States, the industry is highly concentrated, with four companies—Anheuser-Busch Companies, Inc., Miller Brewing Co., Adolph Coors Co. and Pabst Brewing Co.—accounting for 94.2% of 2000 sales. In Minnesota, however, local brands have traditionally had a higher market share than they do nationally. The national and Minnesota market shares of these companies and of the Company were as follows:

	Percent of Sales/Barrelage
	National		Minnesota
	Sales)(1)		(Barrelage)(2)
	2000	1999	2000	1999
Anheuser-Busch Companies, Inc.	53.4%	51.8%	40.8%	38.9%
Miller Brewing Co.	22.6	23.4	30.2	32.1
Adolph Coors Co.	12.5	11.9	3.9	3.5
Pabst Brewing Co.	5.7	7.7	9.0	11.8
	94.2%	94.8%	83.9%	86.3%
Minnesota Brewing Company(3)	0.2%	0.2%	2.1%	1.7%

(1) Information from Modern Brewery Age.

(2) Information from Minnesota Beer Wholesalers Association.

(3) Includes only the Company's proprietary beers.

          During 2000, approximately 88% of the Company's domestic sales of proprietary beers was sold in Minnesota. The Company's beers are distributed and sold in competition with the national brands listed above, as well as other regional and local brands, many of which have either greater financial and/or greater name recognition than the Company. Although the methods of competition in the industry vary widely, the principal methods of competition include the quality, taste and freshness of the products, packaging, price, advertising, distribution and service to customers.

          Declining sales in the overall beer industry in recent years have resulted in increased competition among beer producers. An overall decline and weakened consumer demand have been brought about by legislative, social and demographic changes.  Trends in the industry include huge marketing expenditures, discounting of prices and the growth of micro brewery-type beers.

          In recent years, import beers have increased their market share and brought much innovation to the domestic industry, such as ice beers, non-alcoholic and dry beers, up-scale micro and brew-pub brands, enhanced package graphics and renewed popularity for long-neck bottles. These changes have resulted in the industry becoming more oriented to product segmentation.

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

Company Products

          In December 1991, the Company commenced its product sales by introducing Landmark and reintroducing both the Grain Belt and Grain Belt Premium labels, which had been acquired from Heileman. The Company followed with the introduction of Pig's Eye Pilsner and Pig's Eye Lean in 1992. The Company introduced Pig's Eye Ice and Pig's Eye Non-alcoholic beer in December 1993 and Pig's Eye Red in February of 1995. Minnesota Brew entered the market in April of 1995. Yellow Belly was brought to the market in April of 1996 and Brewers Cave products were introduced in October of 1996. In 1998, Yellow Belly Margarita and Long Island Tea were introduced. During 1999, the Company sold Landmark and Minnesota Brew and discontinued the Brewer's Cave product lines. See “Management's Discussion and Analysis of Financial Condition and Results of Operation”.

A brief description of the Company's various brands follows:

          Grain Belt. Grain Belt, the Company's leading product, is a very old established product, originally brewed in Minneapolis with a 100-year history, now brewed by the Company, using similar recipes. Grain Belt Premium has above average alcohol content and richer taste while regular Grain Belt has average alcohol content and a lighter taste. During 1999, the Company altered the recipe of Grain Belt Premium Light providing for a leaner taste. The associated labels are Grain Belt Premium, Grain Belt Golden and Grain Belt Premium Light.

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

          In addition to sales of its proprietary beers and contract brewing, the Company also produces beer for sale under private label agreements. Under these agreements, the Company's beers are bottled or canned under the customers' label for resale by the customer.  Private label customers include restaurants, exporters and marketing organizations selling their own brands.

          The Company also began to produce brewed malt liquids under contract production arrangements in 1995. One of the liquids is shipped out prior to fermentation and dried by a customer for use by home brewers. The brewed malt liquids are finished and sold to others by third parties.

          At the end of 1997, the Company began producing malt extract for a third party. This production is performed by the Company at a significantly lower cost per barrel and as a result, less revenue per barrel than other products it produces.  During 2000, the Company sold approximately 188,000 barrels under this arrangement.

          In 1998, the Company became certified to brew Organic Beer. The Company produces this product for a contract customer.

          Approximately 43% of the Company's 2000 net sales were derived from contract brewing and private label sales.

Export Sales

          The Company also ships to Korea, Japan, China and the Virgin Islands. (See Note 7 of Notes to Financial Statements for Export Sales Information.) Substantially all export sales are made through brokers and are marketed and sold primarily on the basis of price. Although the Company intends to pursue this market as opportunities present themselves, export sales may vary significantly from year to year. The Company has granted exclusive distribution rights for certain brands to various brokers to enhance the distribution of its products. During 2000, export sales were approximately 22% of net sales.

Sales and Marketing—Proprietary

          The Company's beverages are sold on an "on sale" basis in restaurants, bars and sports arenas and on an "off sale" basis primarily through liquor stores, convenience stores and supermarkets. The product is marketed and delivered to these retailers by independent beverage distributors. Although the Company generally grants its distributors exclusive rights to sell its proprietary products within a defined territory, most of the Company's distributors carry products of other beer producers.  Written agreements with the Company's distributors vary, but are generally perpetual or multi-year agreements and terminable by either party for breach of the contract or upon specified notice periods. The Company may terminate an agreement without cause, however, if it terminates without cause, it may be required to pay the distributor an amount equal to the distributor's net earnings from sales of the Company's products during the most recently completed fiscal year. The Company has written agreements with all of its largest distributors and with all but a few of its smaller distributors.

          During 2000, the Company's three largest distributors accounted for 13% of the Company's total sales, down from 18% in 1999. The Company believes that as its sales increase, sales by any one distributor will account for a decreasing percentage of total sales.

          Distributors place product orders directly with the Company. The process of brewing generally takes three to five weeks, after which the products are packaged for sale in returnable bottles, non-returnable bottles, cans or kegs. Finished products are stored in the Company's warehouse until distributors pick them up.

Sales and Marketing—Contract Brewing

          The Company provides contract brewing for a number of different customers. New contract customers are required to enter into a production and packaging agreement in addition to providing the Company with either an irrevocable letter of credit or a cash deposit. Services provided by the Company include procurement of materials, brewing according to the recipe of the customer's products, packaging of the product and assistance in obtaining label approvals and small brewer's exemption certificates with the federal government.

Product Shipping Activity

          The following table indicates, for the periods shown, the Company's total sales in barrelage by product line.

	Proprietary
	Brands	Contract	Export	Other(1)	Total
1999
First Quarter	21,000	11,000	16,000	30,000	78,000
Second Quarter	25,000	11,000	27,000	34,000	97,000
Third Quarter	27,000	21,000	16,000	33,000	97,000
Fourth Quarter	20,000	19,000	25,000	41,000	105,000
Yearly total	93,000	62,000	84,000	138,000	377,000
Percent of Total	24.7%	16.4%	22.3%	36.6%	100.0%
2000
First Quarter	19,000	27,000	29,000	58,000	133,000
Second Quarter	25,000	99,000	36,000	56,000	216,000
Third Quarter	21,000	114,000	17,000	35,000	187,000
Fourth Quarter	17,000	38,000	21,000	39,000	115,000
Yearly total	82,000	278,000	103,000	188,000	651,000
Percent of Total	12.6%	42.7%	15.8%	28.9%	100.0%

(1)      Consists primarily of the production of malt extract for a food products company.

          Sales of the Company's proprietary labels are customarily at their lowest levels in the first and fourth quarters of each year and at their highest levels in the second and third quarters.

          The Company has entered into an alternating premises agreement with Mark Anthony Brands, Inc, (“Mark Anthony”) the producer of Mike’s Hard Lemonade.  Under the agreement, Mark Anthony leases a portion of the Company’s storage and warehouse facilities on a full-time basis and equipment used for brewing, testing, racking, bottling, packing and shipping of Mark Anthony’s products on a part time basis.  The Company’s employees perform the production of Mike’s Hard Lemonade.

          The Company and Mark Anthony agree on the amount of beverages to be produced each month and coordinate the dates for production of Mark Anthony’s products.  During the year ended December 31, 2000, the net sales from the arrangement with Mark Anthony were $9.7 million or approximately 38.0 percent of the Company net sales.

Packaging and Raw Materials

          The malted barley, hops and yeast used to produce the Company's beer are readily available from several alternative sources in North America. Because the Company is not dependent on any one supplier for these ingredients, the Company believes a continuous supply of raw materials will be readily available for its brewing operations.

          The Company's products are packaged in bottles, cans or kegs. In 2000, 32.0% of the Company's total production was packaged in aluminum cans, and 65.1% was packaged in returnable and non-returnable glass bottles. The remainder of the beverage sold was packaged in quarter-barrel and half-barrel stainless steel kegs.

          The Company uses corrugated cardboard boxes and fiberboard boxes for the packaging of its bottles and cans. Although the Company buys all of its aluminum cans from a single source and most of its non-returnable glass bottles and cartons from a few sources, the Company has not experienced any difficulties in obtaining supplies in the past and does not anticipate any shortages in the future. Although the Company is required to provide its can and bottle producer with advance orders regarding the number and types of containers, the Company believes that it would be able to obtain comparable products elsewhere at competitive prices if it were unable to continue to obtain cans, bottles or cardboard containers from any of its current suppliers.

Governmental Regulation, Licensing and Environmental Regulation

          The business of the Company is highly regulated by federal, state and local laws. The Company was required to obtain a federal permit from the Bureau of Alcohol, Tobacco and Firearms and a state permit from the Minnesota Department of Public Safety prior to commencement of production and sale of beer. Prior to the commencement of operations, the Company was required to become licensed by the Department of Agriculture, which license is issued following a satisfactory inspection by the Food and Drug Administration. Also prior to beginning operations, the Company was required to obtain approval of its facilities, improvements and sanitary conditions from the Minnesota Department of Health and the City of Saint Paul Building Department, and be issued a discharge permit from the Metropolitan Waste Control Commission. Although the Company believes that it has complied with all applicable laws, no assurance can be made that the Company will be able to remain in compliance. In addition, the Company is subject to regulation by the air and water pollution control divisions of the Minnesota Pollution Control Agency. The Company has obtained all regulatory permits and licenses necessary to operate its brewery and to sell its products in the states where they are currently being distributed. Failure on the part of the Company to comply with federal, state or local regulations could cause the Company's licenses to be revoked and force it to cease operations.  As discussed in Item 3. Legal proceedings, in March 2001, the City of St. Paul served the Company and others with a complaint alleging a nuisance at the Company’s facilities.

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

          The Company focuses its marketing expenditures in markets where it believes its efforts will be most effective in increasing sales. Current marketing expenditures focus on radio and television advertisements and on the redesign of its products packaging or other steps that improve the attractive shelf appeal of its products.

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

Employees

          As of March 22, 2001,  the Company has 197 full-time equivalent employees. Key areas are summarized below:

          The Company has 170 employees that work in production, including brewing, bottling, packaging, warehousing, engineering and maintaining equipment, 11 employees in sales and marketing and 16 employees in administration. Of the Company's employees, 152 work pursuant to six separate union contracts, two of which expire on March 31, 2002 and one expires on April 30, 2002. The remaining three union contracts were renegotiated during 2000 and have expiration dates of February 28, 2003, March 31, 2003 and April 30, 2004.

          In connection with the formation of the Company in 1991, the Company established the Minnesota Brewing Company Employee Stock Ownership Plan ("ESOP"), which covers all the Company's employees other than those covered by certain union contracts.

Gopher State

          Beginning in 1997 and continuing through 1999 the Company investigated and developed a business for the production of ethanol, distilled grains and raw CO2 gas. Ethanol and the co-products are principally produced from the processing of corn including its fermentation into fuel grade alcohol. The construction of the facility was completed in June  2000. Due to the significant cost of the facility, the Company had to solicit investors to satisfy lenders' requests for equity and as a result, has a minority interest in the ethanol operation. The operating lease and shared expenses agreements that were executed during 1999 have reduced the Company's operating expenses. The total amount credited to expense related to the shared expenses agreement was approximately $3.2 million and $286,000 during 2000 and 1999, respectively. Of the amount charged to GSE, approximately $1.3 million related to shared utilities and approximately $833,000 related to raw materials. Raw materials were charged to GSE at MBC's cost.

CO2 Joint Venture

          The Company has entered into a joint venture agreement with a nonaffiliated third party for the production of carbon dioxide (“CO2”) in a production facility, which is located adjacent to the ethanol plant and the brewery. The joint venture is operated under the name MG-CO2 St. Paul, and is 50 percent owned by the Company and 50 percent owned by Messer Griesheim Industries, a Pennsylvania producer and marketer of CO2. The joint venture began operations in August 2000. The joint venture purchases raw CO2 gases from Gopher State and further processes the CO2 gases into finished product. During 2000, MG-CO2 St.Paul had operating profit of $144,000 and membership income before taxes of $29,000. The results of the operations for the joint venture are accounted for using the equity method.

Item 2.        Property

          The Company's leased office, brewery, packaging and warehouse, along with the ethanol and carbon dioxide facilities are located on approximately 15 acres of property in Saint Paul, Minnesota.

          G. Heileman Brewing Company acquired the facility in 1972 and invested significant amounts in expanding and modernizing the brewery, which has been a landmark in Saint Paul since the 1850's. Major brewhouse and government cellar renovations were completed in 1984, which increased the brewery's annual production capacity to a level of approximately 2.2 million barrels per year. However, the construction of an ethanol facility located adjacent to the brewery has decreased the brewing capacity to approximately 900,000 barrels. In 1980, the brewery drilled a well to a depth of over 1,000 feet to tap a high quality source of water. The Company believes that the brewery and equipment are in good condition, employing a staff of nineteen technicians to achieve this objective.

The brewery operations and production facility consist of:

Brewkettle: Two kettles, 385 barrels and 410 barrels, to brew each batch, are used in the initial stage of product production and require up to three hours.

Cellars: During the process of beer production, the beer progresses through the various beer cellars:

Type of Cellar	Process	in Barrels	Time within Cellar
Fermentation	Yeast is added; fermenting Begins.	65,000	One to two weeks.
Ruh (Resting)	Beer rests and ages.	60,000	Two to eight weeks, Depending upon style.
Pre-Finishing	Yeasts and unwanted proteins Are removed; beer is Carbonated.	22,000	Approximately one week.
Government	Beer waits for bottling and Packaging.	21,000	Several days to a week.

          Packaging Lines: The Company has two separate packaging lines with capacity of 1,500 cases of bottles per hour and 2,500 cases of cans per hour. The two packaging lines have filler speeds ranging from 450 bottles a minute to 1,050 cans per minute. One of the lines is designed to fill 12 oz. and 16 oz. cans.  The other line is designed to fill 12 oz, 22 oz, 32 oz. and 40 oz. non-returnable bottles.  The Company is in the process of expanding its bottling lines in order to extend its packaging options.

          Racking Line: The Company's racking line can fill up to 300 kegs (1/2 and 1/4 barrels) per hour.

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

          Management believes that the brewing facility and administrative offices are adequate to support production and shipment of the Company's current and future proprietary product lines, contract brewing agreements and private label agreements with unaffiliated third parties. As previously mentioned, these facilities and a substantial portion of equipment are leased from Gopher State.

          Prior to March 29, 1999, the Partnership owned all of the Company's real property, buildings, water wells and a large share of the equipment used in the brewing process. The Partnership leased the real property to the Company at the rate of $25,000 per month under terms of a lease that was due to expire in November 2003. The Partnership also leased a significant portion of all the equipment used in the brewing process, to the Company at the rate of $1.00 per barrel of production. On March 29, 1999, this lease was terminated in conjunction with the formation of Gopher State. On March 29, 1999, the Company and GSE entered into a new operating lease agreement for the same land, building and production equipment that the Company had previously leased from the Partnership. The new lease agreement provides for rent of $25,000 per month and has an initial term of ten years through March 2009. The agreement also provides for three ten-year renewal periods.

Item 3.        Legal Proceedings

City of Saint Paul

          On March 27, 2001, the City of Saint Paul served MBC Holding Company, Gopher State Ethanol, LLC and the Company’s CO2 joint venture with a Summons and Complaint alleging that noise and emissions, including odors, from operations of the ethanol and CO2 facilities violated City and State nuisance laws and State environmental laws and requested injunctive relief, declaratory relief and damages.

          The Company and the other parties are working with the City of Saint Paul to resolve these issues.  The Company currently believes that odor issues will be successfully resolved through the installation and operation of a thermal oxidizer by Gopher State.  The Company and the other parties are exploring various alternatives to eliminate the other concerns of the City.

Item 4.        Submission of Matters to a Vote of Security Holders

          None.

PART II

Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters

          The Company's Common Stock is traded on the Nasdaq SmallCap system under the symbol MBRW. The following table sets forth the high and low closing sale prices for the Company's Common Stock for 1999 and 2000:

	Low	High
1999
First Quarter	$1.63	$3.00
Second Quarter	1.50	2.13
Third Quarter	1.75	2.75
Fourth Quarter	2.00	2.31
2000
First Quarter	$2.03	$4.13
Second Quarter	3.00	3.81
Third Quarter	2.81	4.03
Fourth Quarter	2.03	4.19

          At March 28, 2001, the Company had 287 holders of record of its Common Stock. In addition, on that date one depository company held approximately 1,636,557 shares as nominee for an undetermined number of additional beneficial holders.

          The Company has not paid any dividends on its Common Stock and does not anticipate paying any in the foreseeable future. The Company's bank line of credit agreement and Gopher State's loan agreement restrict the Company's ability to pay dividends.

Item 6.        Selected Financial Data

SELECTED FINANCIAL DATA

	Year Ended December 31,
	2000	1999	1998	1997	1996
Statement of Operations Data:
Net sales	$25,547,798	$17,747,768	$14,763,247	$18,100,532	$24,875,349
Cost of goods sold	21,680,008	15,801,387	13,614,401	18,555,849	23,331,116
Gross profit (loss)	3,867,790	1,946,381	1,148,846	(455,317)	1,544,233
Operating expenses:
Advertising	671,503	548,531	623,853	1,193,348	1,123,996
Sales and marketing	849,849	616,778	690,101	718,764	747,809
General and administrative	1,321,586	1,003,811	979,484	1,057,241	855,255
Provision of discontinued product lines	-	272,270	-	-	-
Provision for doubtful accounts	111,197	80,000	90,000	492,000	601,000
Total operating expenses	2,954,135	2,521,390	2,383,438	3,461,353	3,328,060
Operating income (loss)	913,655	(575,009)	(1,234,592)	(3,916,670)	(1,783,827)
Other expense, net	(281,767)	(285,481)	(173,286)	(100,386)	(78,641)
Net income (loss) before income tax expense (benefit)	631,888	(860,490)	(1,407,878)	(4,017,056)	(1,862,468)
Income tax expense (benefit)	5,000	5,000	(28,000)	293,000	-
Net income (loss)	626,888	(865,490)	(1,379,878)	(4,310,056)	(1,862,468)
Preferred stock dividends	(136,743)	(133,358)	-	-	-
Net income (loss) Attributed to common shareholders	$490,145	$(998,848)	$(1,379,878)	$(4,310,056)	$(1,862,468)
Per Common Share Statistics (1):
EPS-diluted	$0.14	$(0.29)	$(0.40)	$(1.27)	$(0.55)
Shares outstanding (year end)	3,506,860	3,477,427	3,425,961	3,389,211	3,374,155
Shares used to compute EPS (diluted)	3,567,824	3,477,427	3,425,961	3,389,211	3,374,155
Operating Data (in barrels sold):
Proprietary Brands	82,000	93,000	118,000	144,000	158,000
Contract	278,000	62,000	46,000	119,000	187,000
Export	103,000	84,000	54,000	69,000	84,000
Other	188,000	138,000	91,000	0	0
Total	651,000	377,000	309,000	332,000	429,000

	At December 31,
	2000	1999	1998	1997	1996
Balance Sheet Data
Working capital (deficit)	$(1,279,072)	$564,904	$231,017	$1,044,938	$4,342,653
Total assets	10,500,477	8,218,206	8,448,579	8,275,426	10,775,228
Long-term debt, net	1,532,931	1,603,008	1,261,921	2,391,081	1,753,454
Shareholders’ equity	2,931,697	2,304,809	2,934,352	2,787,910	7,097,966

(1) See the Statements of Operations

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operation

General

          The Company brews and markets beer primarily under its proprietary Grain Belt, Pig’s Eye and Yellow Belly labels. The Company also packages and brews beverages for third parties under contract brewing arrangements and private label production agreements.

Results of Operations

          The table below sets forth for the periods indicated the percentage of net sales represented by items included in the Company's Statement of Operations:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2000	1999	1998
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	84.9	89.0	92.2
Gross profit	15.1	11.0	7.8
Advertising	2.6	3.1	4.2
Sales and marketing	3.3	3.5	4.7
General and administrative	5.2	5.7	6.6
Provision for doubtful accounts and discontinued product lines	.4	2.0	0.6
Operating income (loss)	3.6	(3.3)	(8.3)
Other expense, net	(1.1)	(1.6)	(1.2)
Income tax expense (benefit)	0.0	0.0	(0.2)
Net income (loss)	2.5	(4.9)	(9.3)

          Year Ended December 31, 2000 compared to 1999

          Net sales for 2000 were approximately $25.5 million, a 43.9% increase from the net sales for 1999 of $17.7 million. Total barrels sold in 2000 were 651,000, a 72.7% increase compared to 377,000 barrels sold in 1999. The percentage increases are primarily due to the significant increase in sales volume to a contract customer, an increase in export sales and the increased production of malt extract for a food products company. Due to product mix and because some of the Company's contract customers purchase all or part of their own packaging materials, the percentage increase in barrels can vary from the percentage increase in net sales.

          Sales of proprietary brands decreased 10.4% from 1999 sales of $8.9 million to 2000 sales of $8.0 million. In addition, sales volume decreased 11.8% from 1999 barrelage of 93,000 to 2000 barrelage sales of 82,000. The Company experienced decreases in Grain Belt, Pig's Eye and other products due to the weakening demand in the regional markets, a decrease in the Company's discounting policy to its distributors and current industry-wide trends.

          Sales from brewing agreements and contract packaging increased $7.0 million from $4.4 million in 1999 to $11.4 million in 2000. In addition, sales volume increased 360.3% from 1999 barrelage of 62,000 to 2000 barrelage sales of 278,000. The increase was primarily due to the significant increase in sales volume to a contract customer. See Note 7 of the Financial Statements for disclosure relating to this major customer.

          Sales from customers brokering export sales increased by $1.1 million from $4.7 million in 1999 to $5.8 million in 2000. In addition, sales volume increased 22.9% from 1999 barrelage of 84,000 to 2000 barrelage sales of 103,000. The increase is primarily due to management's commitment to expand into new Far East markets in conjunction with its efforts to increase can volume. The Company is hopeful that it will experience an increase in export sales during 2001 based upon its existing accounts and potential new contractual agreements.

          Net sales and costs of sales increased 43.9% and 37.2%, in 2000, respectively when compared to 1999. The Company experienced an increase in its gross margin from 11.0% in 1999 to 15.1% in 2000. The larger percentage increase in net sales versus cost of sales was attributable to decreases in the fixed level of plant operating overhead due to the lease agreement with Gopher State and the increased volume levels, continued cost containment efforts and the reduced depreciation due to the capital lease termination.

          Operating expenses increased $433,000 in 2000 and as a percentage of net sales they decreased from 14.2% in 1999 to 11.6% in 2000. Of this amount, advertising expenses increased $123,000, or 22.4%, from 1999 to 2000. Sales and marketing expenses increased $233,000, or 37.8% from 1999 to 2000.

          General and administrative expenses increased $318,000 from 1999 to 2000; however, as a percentage of net sales, they decreased from 5.7% in 1999 to 5.2% in 2000. The provision for doubtful accounts increased $31,000 from 1999 to 2000.

          Interest income increased from $5,000 in 1999 to $17,000 in 2000 primarily due to interest charged on related party receivable.  Other expenses decreased from $285,000 in 1999 to $282,000 primarily due to increases in other income. The Company's interest expense increased $136,000 from 1999 to 2000 due to an increase in the prime rate and increase in overall borrowings.

Year Ended December 31, 1999 compared to 1998

          Net sales for 1999 were approximately $17.7 million a 20.2% increase from the net sales for 1998 of $14.8 million.  Total barrels sold in 1999 were 377,000 a 22.1% increase compared to 309,000 barrels sold in 1998. The percentage increases are due to the addition of a significant new contract customer and the increased production of malt extract for a food products company. Due to product mix and because some of the Company's contract customers purchase all or part of their own packaging materials, the percentage increase in barrels can vary from the percentage increase in net sales.

          Sales of proprietary brands decreased 17.1% from 1998 sales of $10.8 million to 1999 sales of $8.9 million. In addition, sales volume decreased 20.8% from 1998 barrelage of 118,000 to 1999 barrelage sales of 93,000. The Company experienced decreases in Grain Belt, Pig's Eye, Landmark, and other products due to the weakening demand in the regional markets and current industry-wide trends.

          Sales from brewing agreements and contract packaging increased by $2.3 million from $2.1 million in 1998 to $4.4 million in 1999. In addition, sales volume increased 33.2% from 1998 barrelage of 46,000 to 1999 barrelage sales of 62.000. The increase was primarily due to the addition of a new contract customer. See Note 7 of the Financial Statements for disclosure on this major customer.

          Sales from customers brokering export sales increased by $2.0 million from $2.7 million in 1998 to $4.7 million in 1999. In addition, sales volume increased 55.4% from 1998 barrelage of 54,000 to 1999 barrelage sales of 84,000. The increase is primarily due to management's commitment to expand into new Far East markets in conjunction with its efforts to increase can volume.

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

          Operating expenses increased $138,000 in 1999 and as a percentage of net sales they decreased from 16.1% in 1998 to 14.2% in 1999. Of this amount, advertising expenses decreased $75,000, or 12.1%, from 1998 to 1999 due to budgeting constraints. Sales and marketing expenses decreased $73,000, or 10.6% from 1998 to 1999 primarily due to turnover of sales personnel.

          General and administrative expenses increased $24,000 from 1998 to 1999, however, as a percentage of net sales; they decreased from 6.6% in 1998 to 5.7% in 1999. The provision for doubtful accounts decreased $10,000 from 1998 to 1999. This decrease is due to tighter credit policies and improved collection efforts.

          Interest income decreased from $15,000 in 1998 to $5,000 in 1999 reflecting a reduction in available investable funds.  Other expenses increased from $173,000 in 1998 to $285,000 primarily due to decreases in other income. The Company's interest expense decreased $89,000 from 1998 to 1999 primarily due to the termination of the capital lease obligation with the Partnership.

Liquidity and Capital Resources

          Working capital at December 31, 2000 decreased $1.8 million to a negative $1.3 million from $565,000 at December 31, 1999. The decrease is primarily due to an increase in trade accounts payable of $1.6 million, a decrease in trade accounts receivable and inventory of $515,000 and the addition of $2.5 million in fixed assets.

          During the year ended December 31, 2000, the Company provided net cash from operating activities of $3.0 million, which was due in large part, to the increase in accounts payable and accrued expenses of $1.6 million and net income of $627,000.  Other factors included depreciation and amortization of $496,000, a decrease of $197,000 in trade accounts receivable and a decrease in inventories of $145,000.  These amounts were partially offset by an increase in prepaid expenses of $148,000 and non-cash gains in the income statement of $96,000.

          The Company used net cash of $2.9 million for investing activities due to the purchase of $2.6 million of property and equipment and $52,000 in the purchase of intangible assets for branded products. In addition to these capital expenditures incurred by the Company in 2000, $75,000 increase in investments in unconsolidated subsidiaries and other, and $213,000 was borrowed from a related party.

          During 1999 and 2000, the Company operated significantly below its production capacity. Therefore, in order to maintain a profitable level of operations the Company has and will continue to seek to increase its sales and production volume. Management continues to pursue opportunities to increase sales volume at profitable margins. Even though sales of proprietary brands decreased during 2000, management believes that the growth of its proprietary labels offers the best opportunity for achieving operating profits in the long term and has increased its efforts on the growth of its proprietary products. An emphasis has been placed on the promotion of these proprietary labels and the generation of additional sales in the Company's core geographic market areas. In addition, management anticipates growth in both its contract products and export sales. Management believes these anticipated increases in sales volume during 2001 would allow the Company to operate at a significantly higher level of capacity thereby increasing overall profitability.

          On March 31, 1999, the Company issued 60,131 shares of Class A Convertible Preferred Stock to the Partnership in satisfaction of $150,327 owed for deferred rents and accrued interest. On December 31, 1998, the Company issued 547,614 shares to the partnership in satisfaction of $1,369,036 owed for deferred rents and accrued interest. The preferred shares have a 9% cumulative dividend rate and are convertible into common stock at the rate of one share of common stock per share of preferred stock. The holders of preferred stock are entitled to the number of votes equal to the number of shares of common stock into which the preferred stock could be converted. At December 31, 2000, the amount of dividends in arrears was $270,101. These dividends are only payable from net income. If the dividends are not paid, they accumulate without interest. The preferred shares mature on December 31, 2003, at which time the Company can, at its option, issue common stock priced at the current market value or pay cash equal to the $1,519,363 plus any unpaid dividends. The aggregate liquidation preference at December 31, 2000 was $1,789,464.

          The Company has guaranteed a $14 million construction/mortgage loan between Gopher State and a financial institution.  As of December 31, 2000, payments required under the terms of the agreement have been paid. The total obligation as of December 31, 2000 was $13.3 million.

          The Company's credit terms to its distributors are generally 10 days and substantially all customers, except contract brewing accounts, are on automatic debit to their bank account through electronic funds transfer ("EFT"). This program substantially reduces the credit risk and facilitates the predictability of cash flows. Amounts from contract brewing production are generally due 30 days after invoicing and in many cases are secured by letters of credit.

          As a small brewer producing less than 2,000,000 barrels per year, the Company presently receives an $11.00 per barrel credit against federal exercise taxes of $18 per barrel on the first 60,000 barrels of taxable production. The cash benefit of this $660,000 credit is primarily received in the first quarter of the year.

Employee Relations

          The Company is a party to collective bargaining agreements with six union organizations, of which three were renegotiated during 1999.  Of the three contracts negotiated in 1999, two expire on March 31, 2002 and one expires on April 30, 2002. The remaining contracts were renegotiated during 2000 and have expiration dates of February 28, 2003, March 31, 2003 and April 30, 2004.

Income Taxes

          As of December 31, 2000, the Company had net operating loss carryforwards totaling $9.1 million. The carryforwards expires as follows:

Year of Expiration	Amount
2007	$0.6 million
2011	$1.5 million
2012	$4.0 million
2018	$1.7 million
2019	$1.3 million
$9.1 million

Financing

          At December 31, 2000, the Company had a credit facility with a financial institution providing for borrowings up to $3.5 million.  The credit facility contains covenants that include limitations on the Company’s ability to pay dividends as well as requiring the Company to maintain certain financial requirements.  As of March 23, 2001, the Company had borrowings of $2.7 million under the credit facility.  The Company was in violation of certain convenants as of December 31, 2000, which were waived by the financial institution on March 28, 2001.

          The Company has obtained approval for a $5 million note, which will be used to upgrade both the bottling and can lines.  Approximately $600,000 of the note will go to reduce the Company’s current financial institution operating line.  This note will be secured by the equipment being added and substantially all assets of the Company.  The Company believes that the financial institution credit facility (assuming its extension beyond June 30, 2001) and Partnership lines of credit, along with the equipment upgrade financing will be sufficient to meet its working capital needs during 2001.  Due to seasonal nature of its business and can line upgrades in 2000, the year-end working capital position is not indicative of its needs during its peak selling and production season.  On a long-term basis, the Company may need to obtain additional financing in meeting the due date of its related party obligations, which become due in March 2002.  The Company is exploring alternatives for long-term debt and equity financing.

Gopher State

          Beginning in 1997 and continuing through 1999, the Company investigated and began to develop a business for the production of ethanol distilled grains and raw CO2 gas. Ethanol is principally produced from the processing of corn including its fermentation into fuel grade alcohol. The construction of the facility was completed by June 2000. Due to the significant cost of the facility, the Company had to solicit investors to satisfy lenders request for equity and as a result, has a minority interest in the ethanol operation. The operating lease and shared expenses agreements that were executed during 1999 have reduced the Company's operating expenses. The total amount credited to expense related to the shared expenses agreement was approximately $3.2 million and $286,000 during 2000 and 1999, respectively. Of the amount charged to GSE, approximately $1.3 million related to shared utilities and approximately $833,000 related to raw materials. Raw materials were charged to GSE at MBC's cost.

          During 2000 and 1999, Gopher State had operating losses of $574,000 and $720,000 respectively. However, due to government support of ethanol productions and other income, the Company reported net income of $265,000 for the year ended December 31, 2000. Because the Company has a minority interest in Gopher State, the Company accounts for its ownership using the equity method.

CO2 Joint Venture

          The Company has entered into a joint venture agreement with a nonaffiliated third party for the production of carbon dioxide (“CO2”) in a production facility, which is located adjacent to the ethanol plant and the brewery. The joint venture is operated under the name of MG-CO2 St. Paul, and is 50 percent owned by the Company and 50 percent owned by Messer Griesheim Industries, a Pennsylvania producer and marketer of CO2. The joint venture began operations in August 2000. The joint venture purchases raw CO2 gases from Gopher State and then further processes the gasses into finished product.  During 2000, MG-CO2 St. Paul had operating profit of $144,000 and membership income before taxes of $29,000. The results of the operations for the joint venture are accounted for using the equity method.

Forward-Looking Statements

          Statements included in this Annual Report on Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. Among these risks and uncertainties are information included in this Annual Report on Form 10-K which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology constitutes forward-looking information. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) competition within the brewing industry resulting from the increased number of brewers and available beers, (ii) the Company's ability to continue to achieve and maintain contract brewing arrangements, (iii) the success of the Company's proprietary brands, including its reliance upon distributors, (iv) the Company's continued ability to sell products for export, (v) Gopher State's ability to successfully operate an ethanol facility, (vi) the Company's ability through a joint venture to successfully operate a liquid carbon dioxide plant, and (vii) the Company's ability, together with Gopher State and the CO2 joint venture to successfully resolve issues related to odors and noise at the ethanol and CO2 facilities.

Recently Issued Accounting Standards

          In 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”. SAB No. 101 summarizes some of the staff’s interpretations of the application of generally accepted accounting principles to revenue recognition. The Company adopted SAB No. 101 in the fourth quarter of 2000. The adoption of SAB No. 101 did not have an effect on the financial statements.

          In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In July 1999, the FASB issued SFAS No. 137, delaying the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The Company has not entered into any derivative transactions as of December 31, 2000.

          In addition, the Company complies with accounting disclosure EITF #00-10, which became effective during fourth quarter of 2000.  EITF #00-10 addresses the accounting for shipping and handling fees and costs.  Presently, shipping and handling billed to customers is included in net sales and shipping and handling costs incurred by the Company are recorded in cost of goods sold.

 Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

          The Company has a $3.5 million line of credit with a financial institution with an interest rate that is one and one-half percent above the prime rate and a line of credit with the Partnership under which it has current borrowings of $1.5 million with an interest rate that is one percent above the prime rate.  The Company currently believes that a 10% increase or reduction in interest rates would not have a material effect on its future earnings, fair values or cash flows.  In connection with the construction of an ethanol facility by its minority-owned subsidiary, Gopher State, Gopher State obtained permanent financing up to $16 million, with an interest rate that also varies with the prime rate.  As a result, the Company's results of operations may become more affected by interest rate movements.

          As of December 31, 2000, the Company has not entered into any derivatives or other market risk sensitive instruments. In addition, there have been no losses experienced due to interest rate or foreign currency exposure. However, the Company has some commodity price risk exposure as a result of its equity investment in minority-owned subsidiary, Gopher State.

Item 8.        Financial Statements and Supplementary Data

          The following financial statements of the Company are set forth on pages 21 through 36 of the Form 10-K:

Item 9.        Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

          None.

PART III

Item 10.      Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of theExchange Act

          Information required under this item with respect to the officers and directors is contained in the Section "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held in 2001 (the "2001 Proxy Statement"), a definitive copy of which will be filed with the Commission within 120 days of the close of the past fiscal year and is incorporated herein by reference.

Item 11.      Executive Compensation

          Information required under this item is contained in the Section entitled "Executive Compensation" in the Company's 2001 Proxy Statement and is incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

          Information required under this item is contained in the Section entitled "Shareholdings of Principal Shareholders and Management" in the Company's 2001 Proxy Statement and is incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions

          Information required under this item is contained in the Section entitled "Certain Transactions" in the Company's 2001 Proxy Statement and is incorporated herein by reference.

PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents filed as Part of this Report
(1) Financial Statements. The financial statements included in this Form 10-K as listed in Item 8.
(2) Financial Statement Schedules.
Independent Auditor's Report on Schedules for Years Ended December 31, 2000, 1999 and 1998
Schedule II Valuation and Qualifying Accounts
(b)	Reports on Form 8-K
The Company filed no reports on Form 8-K during the quarter ended December 31, 2000.
(c)	Lists of Exhibits. Exhibits that cover management contracts or compensatory plans or arrangements are marked with an asterisk(*).

Exhibit No.	Description
3.1	Articles of Incorporation, as amended, of the Company, incorporated by reference from Exhibit 3.1 to Form SB-2 Registration Statement (File No. 33-69302C)
3.2	Bylaws of the Company, incorporated by reference from Exhibit 3.2 to Form SB-2
3.3	Certificate of Rights and Preferences of Class A Convertible Preferred Stock, incorporated by reference from Exhibit 3.3 to Form 10-K for the year ended December 31, 1998.
10.1	Lease dated March 29, 1999 between Minnesota Brewing Company and Gopher State Ethanol, LLC, incorporated by reference from Exhibit 10.1 to 1998 Form 10-K.
10.2	MBC Holding Company 1993 Stock Option Plan, incorporated by reference from Form S-8 Registration Statement No. 333-38280.
10.3	Amended and Restated Operating Agreement dated as of July 20, 1999 of Gopher State Ethanol, LLC, a Minnesota Limited Liability Company incorporated by reference from Exhibit 10.3 to the 1999 Form 10-K.
21	Subsidiaries of the registrant—the Company has one subsidiary—Minnesota Brewing Company, LLC, a Minnesota Limited Liability Company. In addition, the Company has a 50% ownership interest in MG CO2 —St. Paul, LLC., a Delaware Limited Liability Company and a minority interest in Gopher State Ethanol, LLC, a Delaware Limited Liability Company.
23.1	Consent of McGladrey & Pullen, LLP
99.1	Audited financial statements of Gopher State Ethanol, LLC

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 30, 2001	MINNESOTA BREWING COMPANY
	By:	/s/ JOHN J. LEE
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

Signature	Title

/s/ BRUCE E. HENDRY	Chairman of the Board
Bruce E. Hendry

/s/ JOHN J. LEE	President, Chief Executive Officer and Director
John J. Lee

/s/ MICHAEL C. HIME	Vice President of Finance Chief Financial Officer
Michael C. Hime

/s/ ROBERT AWSUMB	Director
Robert Awsumb

/s/ RICHARD A. PERRINE	Director
Richard A. Perrine

/s/ JOHN T. ELLIOTT	Director
John T. Elliott

/s/ THOMAS L. HOUTS	Director
Thomas L. Houts

/s/ JAMES F. FREEMAN III	Director
James F. Freeman

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors
    and Shareholders
MBC Holding Company
St. Paul, Minnesota

We have audited the accompanying balance sheets of MBC Holding Company as of December 31, 2000 and 1999, and the related statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MBC Holding Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

Our audit of the financial statements of MBC Holding Company included Schedule II, contained herein, for the years ended December 31, 2000, 1999 and 1998. In our opinion, such schedule presents fairly the information required to be set forth therein, in conformity with generally accepted accounting principles.

Minneapolis, Minnesota
March 23, 2001 (March 28, 2001,
with respect to Note 4)

MBC HOLDING COMPANY

BALANCE SHEETS
December 31, 2000 and 1999

ASSETS (Notes 3 and 4)	2000	1999
Current Assets
Cash and cash equivalents	$ 104,571	$ 26,922
Trade accounts receivable, less allowance for doubtful accounts of $144,000 in 2000 and $80,000 in 1999 (Note 7)	1,486,764	1,748,086
Due from related party (Note 3)	429,661	216,939
Inventories	2,306,449	2,559,790
Prepaid expenses	273,982	125,838
Total current assets	4,601,427	4,677,575

Investments
Unconsolidated subsidiary (Note 2)	1,680,959	1,671,895
U.S. Treasury Note (Note 3)	500,000	500,000
Joint venture and other (Note 2)	185,356	119,548
	2,366,315	2,291,443

Other assets	386,508	422,084
Property and Equipment, net (Note 3)	3,146,227	827,104
	3,532,735	1,249,188
	$ 10,500,477	$ 8,218,206

See Notes to Financial Statements.

LIABILITIES AND SHAREHOLDERS' EQUITY	2000	1999
Current Liabilities
Note payable, bank (Note 4)	$ 1,732,243	$ 1,571,563
Current maturities of long term debt	8,753	8,017
Trade accounts payable	3,551,583	1,983,794
Accrued expenses:
Compensation	418,793	389,114
Beverage tax	72,927	80,488
Other	96,200	79,695
Total current liabilities	5,880,499	4,112,671

Long-Term Debt, less current maturities (Note 4)	1,532,931	1,603,008

Deferred gain on capital lease termination (Note 3)	155,350	197,718

Commitments and Contingencies (Notes 3, 4, 5, 6 and 9)

Shareholders' Equity (Notes 3, 5 and 6)
Common stock, $0.01 par value; 10,000,000 shares authorized; 3,506,860 issued and outstanding at December 31, 2000 and 1999	35,068	35,068
Preferred stock, 700,000 shares authorized, 9 percent cumulative dividend; 607,745 shares issued and outstanding at December 31, 2000 and 1999 (aggregate liquidation preference $1,789,464 and $1,652,721 at December 31, 2000 and 1999, respectively)	1,519,363	1,519,363
Additional paid-in capital	10,677,396	10,677,396
Accumulated deficit	(9,300,130)	(9,927,018)
	2,931,697	2,304,809
	$ 10,500,477	$ 8,218,206
MBC HOLDING COMPANY

STATEMENTS OF OPERATIONS
Years Ended December 31, 2000, 1999 and 1998

	2000	1999	1998
Sales (Note 7)	$26,619,885	$19,240,246	$16,366,830
Less excise taxes	(1,072,087)	(1,492,478)	(1,603,583)
Net sales	25,547,798	17,747,768	14,763,247

Cost of goods sold (Note 3)	21,680,008	15,801,387	13,614,401
	3,867,790	1,946,381	1,148,846

Operating expenses:
Advertising	671,503	548,531	623,853
Sales and marketing	849,849	616,778	690,101
General and administrative	1,321,586	1,003,811	979,484
Provision for discontinued product lines	-	272,270	-
Provision for doubtful accounts	111,197	80,000	90,000
Total operating expenses	2,954,135	2,521,390	2,383,438

Operating income (loss)	913,655	(575,009)	(1,234,592)

Other income (expense):
Interest and other income (expense)	76,080	(63,920)	137,151
Interest expense (Note 3)	(357,847)	(221,561)	(310,437)
	(281,767)	(285,481)	(173,286)

Income (loss) before income tax expense (benefit)	631,888	(860,490)	(1,407,878)

Income tax expense (benefit) (Note 8)	5,000	5,000	(28,000)
Net income (loss)	$626,888	$(865,490)	$(1,379,878)

Computation of basic and diluted loss per common share:
Net income (loss) as reported	$ 626,888	$(865,490)	$(1,379,878)
Preferred stock dividends	(136,743)	(133,358)	-
Net income (loss) attributable to common shareholders	$490,145	$(998,848)	$(1,379,878)

Net income (loss) per share:
Basic	$0.14	$(0.29)	$(0.40)
Diluted	0.14	(0.29)	(0.40)

Weighted-average common shares:
Basic	3,506,860	3,477,427	3,425,961
Diluted	3,567,824	3,477,427	3,425,961

See Notes to Financial Statements.

MBC HOLDING COMPANY

STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2000, 1999 and 1998

				Additional Paid-In Capital	Accumulated Deficit	Total
	Preferred Stock	Common Stock
		Shares	Amount
Balance, December 31, 1997	$ -	3,389,211	$ 33,892	$10,435,668	$ (7,681,650)	$ 2,787,910
Stock issued to employee stock ownership plan (Note 5)	-	73,500	735	156,549	-	157,284
Conversion of related-party debt to preferred stock (Note 3)	1,369,036	-	-	-	-	1,369,036
Net loss	-	-	-	-	(1,379,878)	(1,379,878)
Balance, December 31, 1998	1,369,036	3,462,711	34,627	10,592,217	(9,061,528)	2,934,352
Stock issued to employee stockownership plan (Note 5)	-	44,149	441	88,151	-	88,592
Conversion of related-party debt to preferred stock (Note 3)	150,327	-	-	(2,972)	-	147,355
Net loss	-	-	-	-	(865,490)	(865,490)
Balance, December 31, 1999	1,519,363	3,506,860	35,068	10,677,396	(9,927,018)	2,304,809
Net income	-	-	-	-	626,888	626,888
Balance, December 31, 2000	$ 1,519,363	3,506,860	$ 35,068	$10,677,396	$ (9,300,130)	$ 2,931,697

See Notes to Financial Statements.

MBC HOLDING COMPANY

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2000, 1999 and 1998

	2000	1999	1998
Cash Flows From Operating Activities
Net income (loss)	$ 626,888	$ (865,490)	$ (1,379,878)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	280,304	317,379	788,161
Amortization of intangible assets	216,016	185,956	154,751
Provision for inventory obsolescences	108,500	(229,000)	(174,000)
Provision for doubtful accounts	64,420	(170,000)	(56,000)
Gain recognized on capital lease termination	(42,368)	(50,842)	-
Intangible and other asset valuation allowance	(54,000)	(22,000)	(89,000)
Conversion of rent to preferred stock	-	61,119	-
Undistributed loss in unconsolidated subsidiary	-	58,754	-
Changes in assets and liabilities:
Trade accounts receivable	196,902	(513,448)	(249,288)
Inventories	144,841	142,249	466,079
Prepaid expenses	(148,144)	(24,662)	49,745
Trade accounts payable and accrued expenses	1,607,148	(40,145)	(277,324)
Amounts due to related party	-	85,204	505,393
Net cash provided by (used in) operating activities	3,000,507	(1,064,926)	(261,361)

Cash Flows From Investing Activities
Amounts due from related party	(212,722)	-	(287,530)
Purchases of property and equipment	(2,599,427)	(586,125)	(610,542)
Investment in unconsolidated subsidiaries and other	(74,872)	(119,548)	-
Purchases of held-to-maturity securities	-	-	(474,961)
Purchases of intangible and other assets	(51,575)	(57,433)	(89,185)
Net cash used in investing activities	(2,938,596)	(763,106)	(1,462,218)

(Continued)

MBC HOLDING COMPANY

STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2000, 1999 and 1998

	2000	1999	1998
Cash Flows From Financing Activities
Net borrowings on line of credit	160,680	1,571,563	-
Net (payments) borrowings on long-term debt, primarily related-party obligations	(70,077)	211,599	1,324,961
Loan origination fees	(74,865)	(45,000)	-
Proceeds from exercise of employee stock options	-	49,426	-
Net cash provided by financing activities	15,738	1,787,588	1,324,961

Net increase (decrease) in cash and cash equivalents	77,649	(40,444)	(398,618)

Cash and Cash Equivalents
Beginning	26,922	67,366	465,984
Ending	$104,571	$26,922	$67,366

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$288,329	$79,800	$-

Supplemental Disclosures of Noncash Investing and Financing Activities
Contribution of assets in exchange for an equity interest in unconsolidated subsidiary	$ -	$1,730,650	$ -
Maturities of a held-to-maturity security	-	(474,961)	-
U.S. Treasury Note financed with note payable to related party	-	500,000	-
Termination of capital lease obligation	-	1,441,202	-
Net book value of assets disposed of on capital lease termination	-	(1,192,642)	-
Gain on termination of capital lease obligation	-	248,560	-
Conversion of debt to preferred stock	-	86,236	1,369,036
Common stock issued to employee stock ownership plan in satisfaction of accrued compensation	-	88,592	157,284

See Notes to Financial Statements.

MBC HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS

Note 1.	Nature of Business and Summary of Significant Accounting Policies

Nature of business and concentration of credit risk: MBC Holding Company operates a brewery in St. Paul, Minnesota. The Company leases its production facilities and certain of its equipment from Gopher State Ethanol, LLC, an entity in which the Company has an equity interest. See Notes 2 and 3 for investment in unconsolidated subsidiary and related-party transactions.

The Company brews and markets beer primarily under the Grain Belt, Pig’s Eye and Yellow Belly labels. The Company also packages and brews beverages for third parties under contract brewing arrangements and private label production agreements. The Company grants credit, normally ten-day terms, to distributors, the majority of whom are located in Minnesota. Credit terms in connection with contract brewing, export and private label arrangements are negotiated on an individual customer basis.

A summary of significant accounting policies are as follows:

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

Inventories: Inventories are valued at the lower of cost (first-in, first-out method) or market. Inventories, net of a valuation reserve of $160,500 and $52,000 in 2000 and 1999, respectively, consist of the following:

	December 31
	2000	1999
Raw materials	$186,000	$192,000
Work in progress	328,000	465,000
Finished goods	630,000	732,000
Packaging	667,000	763,000
Other (primarily kegs, and advertising and promotional materials)	495,000	408,000
	$2,306,000	$2,560,000

Federal excise tax and pledged Treasury note: The Company currently receives an $11 per barrel credit against federal excise taxes of $18 per barrel on the first 60,000 barrels of taxable production. During 1999, the Company pledged a U.S. Treasury note to the Bureau of Alcohol, Tobacco and Firearms (BATF) to guarantee the payment of federal excise taxes (See Note 3).

Other Assets: Other assets consist primarily of intangible packaging, trademarks and goodwill. Goodwill is being amortized over 40 years. Trademarks are amortized over their expected useful lives of 10 years using the straight-line method. The costs of other assets, principally package design costs, are amortized over their expected useful lives of 2 to 10 years using the straight-line method. At December 31, 2000 and 1999, other assets consisted of:

	December 31
	2000	1999
Trademarks and goodwill, net of accumulated amortization of $143,000 in 2000 and $111,000 in 1999	$215,000	$229,000
Other intangible assets, principally package design, net of accumulated amortization of $421,000 in 2000 and $506,000 in 1999	172,000	193,000
	$387,000	$422,000

Property, plant and equipment: Depreciation is computed by the straight-line method over the lesser of the lease terms or the estimated useful lives as follows: 7 to 10 years for production equipment; 3 to 5 years for office and computer equipment; and 2 to 5 years for display fixtures and equipment.

At December 31, 2000 and 1999, property, plant and equipment at cost and accumulated depreciation consisted of:

	December 31
	2000	1999
Display fixtures and equipment	$774,000	$1,401,000
Production equipment	2,607,000	356,000
Office and computer equipment	443,000	301,000
Leasehold improvements	23,000	-
	$3,847,000	$2,058,000

Less accumulated depreciation	(701,000)	(1,231,000)
	$3,146,000	$827,000

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

Revenue recognition: Revenue is recognized as follows:

Proprietary and Export – Revenue is recognized upon shipment for all sales to independent distributors and export customers.

Contract – Revenue is generally recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Revenue related to service contracts is recognized at the time of performance.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB No. 101), “Revenue Recognition in Financial Statements”. SAB No. 101 summarizes some of the staff’s interpretations of the application of generally accepted accounting principles related to revenue recognition. The Company adopted SAB No. 101 during the year ended December 31, 2000. The adoption of SAB No. 101 did not have a significant affect on the financial statements.

Shipping and handling charges to customers are included in net sales. Shipping and handling costs incurred by the Company are included in cost of goods sold.

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

Fair value of financial instruments: The financial statements include the following financial instruments: cash and cash equivalents, trade accounts receivable, investment in Treasury Note, trade accounts payable, bank line of credit, long-term debt and amounts due to and from related parties. At December 31, 2000 and 1999, no separate comparison of fair values versus carrying values is presented for the aforementioned financial instruments, since their fair values are not significantly different than their balance sheet carrying amounts. The aggregate fair values of the financial instruments would not represent the underlying value to the Company.

Earnings per share: Basic earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding during the period, including potentially dilutive shares. For 2000, the conversion of the Class A convertible preferred stock (Note 3) has not been assumed due to an antidilutive impact on the calculation of diluted earnings per share.

For 1999, the Company computed basic and diluted net loss per share based upon the weighted-average number of common shares outstanding during the year. Preferred stock dividends in 1999 relating to the Class A convertible preferred stock (Note 3) were included in the net loss attributable to common shareholders in calculating basic and diluted loss per share. Potential common shares, such as options, warrants and convertible preferred stock, were not included in the computation of diluted loss per common share as their effect was antidilutive.

Authorized shares: The Company’s Articles of Incorporation provide for an aggregate of 11,000,000 shares of $0.01 par value stock, of which 10,000,000 shares are designated as common stock. Of the remaining 1,000,000 shares, 607,745 have been designated as preferred stock in connection with the conversion of related-party debt to preferred stock (see Note 3).

Note 2.	Investments

Unconsolidated subsidiary: During 1997, the Company investigated and began to develop a business for the production of ethanol. Ethanol is principally produced from the processing of corn including its fermentation into fuel grade alcohol. In March 1999, Gopher State Ethanol, LLC (“GSE”) was formed for the purpose of constructing and operating an ethanol facility. Because of the significant cost of the facility, the Company assisted GSE in obtaining financing by contributing operating assets to GSE and guaranteeing GSE’s construction/mortgage loan. The Company contributed certain production equipment with a net book value of $1,730,650. For its contribution and assistance, the Company obtained a 28 percent minority interest in GSE. GSE began the construction of the ethanol facilities in April 1999 and operations commenced in June 2000. The equity method of accounting is being used to account for this investment. Summarized financial information of GSE is as follows:

	December 31
	2000	1999
Net sales	$10,923,878	$-
Net income (loss)	68,414	(457,518)
Allocation of net income (loss)	8,786	(58,754)

Current assets	2,852,747	442,385
Noncurrent assets	25,524,008	11,761,589
Total	28,376,755	12,203,974

Current liabilities	6,305,396	3,238,200
Noncurrent liabilities	20,666,578	6,969,993
Total	26,971,974	10,208,193
Net assets	$1,404,781	$1,995,781

CO2 Joint venture: The Company has entered into a joint venture agreement with a nonaffiliated third party for the production of carbon dioxide (“CO2”) in a production facility, which is located adjacent to the ethanol plant and the brewery. The joint venture is operated under the name MG- CO2 St. Paul, and is 50 percent owned by the Company and 50 percent owned by Messer Griesheim Industries, a Pennsylvania producer and marketer of CO2. The joint venture began operations in August 2000. The joint venture purchases raw CO2 gases from Gopher State. The investment in this joint venture is accounted for using the equity method. Unaudited summarized financial information of MG- CO2 St. Paul is as follows:

December 31, 2000
Net sales	$1,046,524
Net income	29,097
Allocation of net income	14,549

Current assets	798,552
Noncurrent assets	4,430,553
Total	5,229,105

Current liabilities	1,146,481
Noncurrent liabilities	4,000,000
Total	5,146,481
Net assets	$82,624

The equity earnings from GSE and CO2 have been included in interest and other income (expense) in the statements of operations for 2000 and 1999.

Note 3.	Related-Party Transactions

General: The Minnesota Brewing Limited Partnership (the “Partnership”) owns approximately 52 percent of the Company’s voting stock. The Chairman of the Board of the Company is also the controlling shareholder of the Partnership.

Capital lease termination: Prior to March 29, 1999, the Company leased its land, building and the vast majority of the production equipment from the Partnership. The lease agreements had been accounted for as capital leases. On March 29, 1999, the Company and the Partnership terminated their lease agreements. In connection with the lease termination the Company realized a gain of $248,560, which was deferred and is being amortized into income over 56 months, which was the number of months remaining under the lease agreement. As of December 31, 2000 and 1999, the unamortized deferred gain amounted to $155,000 and $198,000, respectively. Simultaneous with the lease termination, the Partnership agreed to convert the January, February and March 1999 rent payments, which totaled approximately $150,000, into 60,131 shares of Class A convertible preferred stock. The Partnership also contributed its interest in the real estate and equipment that had been previously leased to the Company, to GSE. On March 29, 1999, the Company and GSE entered into a new operating lease agreement for the same land, building and production equipment that the Company had previously leased from the Partnership. The new lease agreement provides for rent of $25,000 per month and has an initial term of ten years through March 2009. The agreement also provides for three ten-year renewal periods.

Approximate minimum future lease payments (primarily consisting of the related-party lease mentioned above) at December 31, 2000 are as follows:

2001	$353,000
2002	348,000
2003	346,000
2004	325,000
2005	303,000
Thereafter	975,000
$2,650,000

The total rent expense relating to the operating lease portion of the above leases was approximately $300,000, $250,000 and $231,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Amounts due to related party: The Company has available a $1.0 million revolving line of credit agreement with the Partnership through April 15, 2002. Accordingly, this debt has been classified as long-term debt. In addition, in connection with the line of credit agreement, the Partnership advanced $500,000 for the purpose of pledging a U.S. Treasury Note for the BATF bond. As of December 31, 2000 and 1999, the Company had borrowings outstanding of $1.5 million and $1.6 million, respectively. Advances under the line of credit accrue interest at the higher of either (i) the prime rate plus 1 percent (10.5 percent at December 31, 2000) or (ii) 9 percent. The line is secured by substantially all the assets of the Company and is subordinated to the bank line of credit. The Company incurred interest expense of $106,000 and $99,000 during 2000 and 1999, respectively, under this arrangement.

Amounts due from related party: The Company and GSE entered into a shared expenses agreement on March 29, 1999. This agreement calls for GSE to reimburse MBC for all costs incurred by MBC on behalf of GSE. The total amount credited to expense related to this agreement was approximately $3.2 million and $286,000 during 2000 and 1999, respectively. Of the amount charged to GSE, approximately $1.3 million related to shared utilities and approximately $833,000 related to raw materials. Raw materials were charged to GSE at MBC’s cost. These amounts have primarily been reflected as a reduction to cost of goods sold in 2000 and 1999. At December 31, 2000 and 1999, $430,000 and $217,000, respectively, was due from GSE.

Preferred stock: On March 31, 1999, the Company issued 60,131 shares of Class A Convertible Preferred Stock to the Partnership in satisfaction of $150,000 owed for deferred rents and accrued interest. The preferred stock has a 9 percent cumulative dividend rate, voting rights and is convertible into common stock at the rate of one share of common stock per share of preferred stock. The holders of preferred stock are entitled to the number of votes equal to the number of shares of common stock into which the preferred stock could be converted. These shares are in addition to the 547,614 shares issued in satisfaction of $1,369,000 owed for deferred rents and accrued interest at December 31, 1998. At December 31, 2000, the amount of preferred dividends in arrears was $270,000. These dividends can be deferred and if they are not paid, they accumulate without interest. Dividends can only be paid from income of the Company and are further subject to limitation under the Company’s financing agreement (see Note 4).

Guarantee: The Company is an unconditional guarantor with respect to a mortgage loan between GSE and a financial institution. As of December 31, 2000, payments required under the terms of the agreement have been paid. The total obligation as of December 31, 2000 was $13.3 million.

Related-party payments: During 2000 and 1999, the Company paid insurance premiums of approximately $360,000 and $251,000, respectively, to an insurance agency whose ownership includes a director of the Company.

Note 4.	Financing Agreements

The Company has available a $3.5 million revolving credit agreement which bears interest at the prime rate plus 1.5 percent (10.5 percent at December 31, 2000), subject to certain borrowing base restrictions. Amounts outstanding were $1.7 million and $1.6 million as of December 31, 2000 and 1999, respectively. As of December 31, 2000, the remaining availability on this line of credit was approximately $401,000. The line of credit agreement expires in June 2001 and contains covenants, which include among others, dividend restrictions and requiring the Company to maintain certain financial requirements, including maintaining a minimum net worth level. Substantially all of the Company’s assets were pledged as collateral under this line of credit.

The Company was in violation of certain covenants as of December 31, 2000, which were waived by the bank on March 28, 2001.

Long term debt consists of the following:

	December 31
	2000	1999
Related party, interest at 9.0%, due in April 2002	$1,500,000	$1,562,000
Other, interest at 10.25%, due in 2004	42,000	49,000
	1,542,000	1,611,000

Less current maturities	(9,000)	(8,000)
	$1,533,000	$1,603,000

Approximate future maturities of long-term debt are as follows:

2001	$9,000
2002	1,510,000
2003	11,000
2004	12,000
$1,542,000

In March 2001 the Company obtained bank approval for a five year $5.0 million bank note, which will be used to upgrade the bottling and can line. Approximately $600,000 of the proceeds from this note will be used to reduce the amount outstanding under the revolving credit agreement, thereby increasing availability under the line.

Note 5.	Employee Stock Ownership Plan

The Company has an employee stock ownership plan (the Plan) to provide additional retirement benefits to all employees. Under agreements with employees, the Company is committed to make stock issuances or cash contributions to the Plan of $0.60 for each hour of paid compensation for eligible employees. Total compensation expense under the Plan was approximately $51,000, $52,000 and $76,000 for the years ended December 31, 2000, 1999 and 1998, respectively. During 2000, the Company provided a cash contribution of $51,000 to the Plan. During 1999 and 1998, the Company contributed 44,149 and 73,500 shares, respectively, of its common stock with a fair value of $88,592 and $157,284, respectively, in satisfaction of accrued expense under the Plan. At December 31, 2000 and 1999, there were 264,428 shares of Company common stock held by the Plan. The fair market value of those shares totaled approximately $612,000 and $595,000 as of December 31, 2000 and 1999, respectively.

Note 6.	Stock Options

The employee incentive stock option plan authorizes the granting of options to purchase up to 650,000 shares of common stock to officers, directors and other key employees. These options are granted at the discretion of the directors. All options must be granted at no less than 100 percent of the fair market value of the stock on the date of grant, or 110 percent for employees owning more than 10 percent of the Company’s common stock. The options expire at varying dates not to exceed ten years from the grant date and are not transferable. When exercising options, an employee’s payment may be either cash, shares of the Company’s stock valued at the fair market value, or a combination of the two.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation. Accordingly, the Company continues to account for stock based compensation under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under the guidelines of Opinion 25, compensation cost for stock based employee compensation plans is recognized based on the difference, if any, between the quoted market price of the stock on the date of grant and the amount an employee must pay to acquire the stock. The Company had no such differences as of December 31, 2000 and 1999. Had compensation cost for the Company’s stock options been determined based on the fair value at the grant date for awards in 2000, 1999 and 1998, consistent with the provisions of SFAS 123, the Company’s net income (loss) attributable to common stockholders and basic and diluted income (loss) per share would have changed to the pro forma amounts indicated below:

	2000	1999	1998
Net income (loss) attributable to common stockholders:
As reported	$627,000	$(865,000)	$(1,380,000)
Pro forma	176,000	(1,084,000)	(1,483,000)
Basic net income (loss) per common share:
As reported	0.14	(0.29)	(0.40)
Pro forma	0.01	(0.35)	(0.43)
Diluted net income (loss) per common share:
As reported	0.14	(0.29)	(0.40)
Pro forma	0.01	(0.35)	(0.43)

The above pro forma amounts may not be representative of the effects on reported net earnings for future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants in 2000, 1999 and 1998, respectively: dividend rate of zero for all years; price volatility of 76.5, 99.5 and 68.9 percent; risk-free interest rate of 6.6, 5.3 and 5.4 percent; and expected lives of approximately 5.0 years for all periods presented. The weighted-average fair value per share of options granted in 2000, 1999 and 1998 was $2.01, $2.78 and $1.03, respectively.

A summary of the stock option and warrant activity through December 31, 2000, is as follows:

	Shares	Exercise Price per Share
Options outstanding at December 31, 1997	$192,000	$4.50 - 5.75
Options granted	90,000	2.00
Options outstanding at December 31, 1998	282,000	2.00 - 5.75
Options granted	35,000	1.70 - 1.88
Options outstanding at December 31, 1999	317,000	1.70 - 5.75
Options granted	254,500	3.00 - 3.75
Options canceled/forfeited	(43,333)	4.50 - 5.75
Options outstanding at December 31, 2000	$528,167	$1.70 - 5.75

At December 31, 2000, 1999 and 1998, the Company had 528,167, 317,000 and 282,000 options outstanding, with a weighted-average exercise price per share of $3.27, $4.85 and $4.88, respectively.

The following table summarizes information about stock options at December 31, 2000:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2000	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2000	Weighted Average Exercise Price

$1.70 - $2.00	131,667	2.8	$1.90	106,667	$1.93
$2.01 - $3.00	149,500	4.1	2.96	54,499	2.88
$3.01 - $4.00	95,000	4.6	3.60	10,000	3.38
$4.01 - $5.00	147,000	1.4	4.53	147,000	4.53
$5.01 - $5.75	5,000	2.4	5.75	5,000	5.75
	528,167	3.1	$3.27	323,166	$3.33

At December 31, 1999 and 1998, there were 255,333 and 175,333 options exercisable at a weighted-average exercise price of $3.59 and $3.82, respectively.

Note 7.	Sales by Major Product Line, Major Customer and Major Suppliers

Sales by major product line: The Company operates in one business segment, the brewing and marketing of beverages for both proprietary and contract labels. In addition to domestic distributors, the Company also sells directly to foreign distributors located mainly in the Far East.

Sales by major product line are as follows:

	2000	%	1999	%	1998	%
Proprietary	$8,014,000	30	$8,940,000	46	$10,780,000	66
Contract	11,347,000	43	4,360,000	23	2,137,000	13
Foreign	5,800,000	22	4,720,000	25	2,671,000	16
Other	1,459,000	5	1,220,000	6	779,000	5
	$26,620,000		$19,240,000		$16,367,000

Identifiable assets by product line are as follows:

	2000	%	1999	%
Proprietary	$2,245,000	21	$2,256,000	27
Contract	1,359,000	13	1,875,000	23
Foreign	687,000	7	913,000	11
Other, primarily long-lived assets	6,209,000	59	3,174,000	39
	$10,500,000		$8,218,000

Trade accounts receivable from foreign distributors were approximately $409,000 and $659,000 at December 31, 2000 and 1999.

Major customer: The Company had one major customer during 2000. Total sales and the accounts receivable balance at December 31, 2000, were approximately $9.7 million and $0.2 million, respectively. There were no major customers in 1999.

Major suppliers: The Company purchases a majority of the cans and bottles used in its production from three suppliers. Management believes that alternative sources of supply are available in the event the Company is unable to obtain products from these suppliers.

Note 8.	Income Taxes

The components of the income tax expense (benefit) are as follows:

	Years Ended December 31
	2000	1999	1998
Current:
U.S. federal	$-	$-	$-
State	5,000	5,000	-
Benefit of NOL carryback	-	-	(28,000)
	$5,000	$5,000	$(28,000)

Income tax expense (benefit) differs from the federal statutory rate as follows:

	Years Ended December 31
	2000	1999	1998
Computed "expected" Federal tax expense (benefit) at statutory rates	$221,000	$(301,000)	$(493,000)
State income tax (benefit), net of federal tax effect	28,000	(34,000)	(62,000)
Nondeductible expenses	19,000	5,000	5,000
Effect of income taxes at lower rates	(7,000)	8,000	14,000
Utilization of net operating loss carryforwards	(261,000)	-	-
Effect of net operating loss with no current benefit	-	322,000	525,000
Other	5,000	5,000	(17,000)
	$5,000	$5,000	$(28,000)

Deferred taxes consist of the following components as of December 31, 2000 and 1999:

	2000	1999
Deferred tax assets:
Net operating loss carryforwards	$3,497,000	$3,826,000
Vacation accrual	83,000	89,000
Deferred gain on capital lease termination	59,000	75,000
Inventory valuation reserve	61,000	20,000
Allowance for doubtful trade and other accounts receivable	55,000	30,000
Other	14,000	8,000
Deferred tax liabilities - other	(284,000)	(235,000)
	3,485,000	3,813,000

Less valuation allowance	(3,485,000)	(3,813,000)
Net deferred tax assets	$-	$-

Realization of deferred tax assets is dependent upon generation of sufficient future taxable income. Management has determined that sufficient uncertainty exists regarding the realizability of the net deferred tax assets and, accordingly, has provided a valuation allowance against such net deferred tax assets of the Company.

At December 31, 2000, the Company’s net operating loss carryforwards expire as follows:

2007	$ 615,000
2011	1,500,000
2012	3,922,000
2018	1,722,000
2019	1,319,000
$ 9,078,000
Note 9.	Commitments and Contingencies

Litigation: The Company is involved in various litigation and claims arising in the normal course of business. While it is not feasible to determine the outcome of any uncertainties, it is the opinion of management that their outcomes will not have a material adverse effect on the financial position or operations of the Company.

Pension plans: The Company belongs to two multi-employer pension plans (Pension Plans) covering certain employees. Total pension plan expense for 2000, 1999 and 1998 was approximately $119,000, $64,000 and $62,000, respectively. The Company makes annual contributions to the Pension Plans in accordance with negotiated labor contracts. The Multi-Employer Pension Plan Amendments Act of 1980 (the Act) may, under certain circumstances, cause the Company to become subject to liabilities in excess of contributions made under collective bargaining agreements. Under the Act, the Company’s proportionate share of the Pension Plan’s unfunded vested benefits, if any, generally are contingent upon the termination of, withdrawal, or partial withdrawal from the Pension Plans. The Company has not undertaken to terminate, withdraw, or partially withdraw from the Pension Plans.

Savings and retirement plan: The Company has a savings and retirement plan for eligible employees. The plan was adopted pursuant to Section 401(k) of the Internal Revenue Code. Contributions to the plan are discretionary for both the Company and the employees. The Company may make contributions to this 401(k) plan which match employee contributions, subject to certain limitations. During 2000, 1999 and 1998, the Company made contributions of approximately $45,000, $33,000 and $47,000, respectively, to this plan.

SCHEDULE II
MBC HOLDING COMPANY

VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to		Balance at
	Beginning	Cost and		End of
Description	of Period	Expenses	Deductions	Period
Deducted in the balance sheet from the assets to which it applies:
Allowance for doubtful accounts:
Year ended December 31, 2000	$80,000	$111,000	$47,000(1)	$144,000
Year ended December 31, 1999	250,000	80,000	250,000(1)	80,000
Year ended December 31, 1998	306,000	90,000	146,000(1)	250,000
Accumulated amortization of intangibles:
Year ended December 31, 2000	617,000	144,000	197,000(2)	564,000
Year ended December 31, 1999	544,000	176,000	103,000(2)	617,000
Year ended December 31, 1998	388,000	156,000	-	544,000
Deferred tax asset valuation allowance:
Year ended December 31, 2000	3,813,000	-	328,000(3)	3,485,000
Year ended December 31, 1999	3,451,000	362,000	-	3,813,000
Year ended December 31, 1998	2,926,000	525,000	-	3,451,000
Inventory valuation allowance:
Year ended December 31, 2000	52,000	109,000	-	161,000
Year ended December 31, 1999	281,000	465,000	694,000(1)	52,000
Year ended December 31, 1998	455,000	53,000	227,000(1)	281,000

(1)        Uncollectible accounts and inventories written off, net of recoveries.

(2)        Fully amortized items written off.

(3)        Primarily utilization of net operating loss carryforwards.