Form 10-K/A
period 2000-12-31
MINNESOTA BREWING CO
filed 2001-05-01
CIK 913159

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–K/A
Amendment No. 1 to Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the year ended December 31, 2000

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________________ to ____________________.

Commission File Number  0-23846

MBC HOLDING COMPANY
(Exact name of registrant as specified in its charter)

Minnesota	41-1702599
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

882 West Seventh Street, Saint Paul, Minnesota 55102
(Address of principal executive offices)

Registrant's telephone number, including area code:  (651) 228-9173

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
          Yes  ☒                  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of March 23, 2001, the Company had 3,506,860 shares of Common Stock, $.01 par value, outstanding, and 607,745 shares of Class A Convertible Preferred Stock.  Each share of Class A Convertible Preferred Stock outstanding is convertible into one share of Common Stock.

The aggregate market value of the shares of voting stock held by non-affiliates of the Company (persons other than directors and officers) computed on the basis of the last reported sale of $2.19 per share on March 23, 2001 was approximately $3,393,000.

                                 DOCUMENTS INCORPORATED BY REFERENCE.
None.

PART III

The following items are amended to read as follows:

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors of the Company are listed below.

Bruce E. Hendry	Chairman of the Board of Directors
Director since 1991	of the Company
Age — 58

             Mr. Hendry has been the Chairman of the Board of the Company since its formation in 1991.  Mr. Hendry is a private investor.  Mr. Hendry was employed as a registered representative with the investment banking firm of Dougherty & Company LLC (formerly Summit Investment Corporation) from October 1994 until September 2000.  He has been involved in the restructuring of a number of financially distressed companies that have gone through reorganization, including Kaiser Steel Corporation, First Republic Bank Corporation, Erie Lackawanna, ET Railcar and Wickes Cos., Inc. Mr. Hendry is also the sole shareholder of Minnesota Brewing Management Company, the General Partner of the Partnership.  See Item 13 "Certain Relationships and Related Transactions."

John J. Lee	President and Chief Executive
Director since May 1997	Officer of the Company
Age — 42

             Mr. Lee has been the President and Chief Executive Officer and a director of the Company since May 1997.  From 1989 to 1995, he was the Chief Executive Officer of Rex Distributing, a beer distributor.

Richard A. Perrine	Senior Vice President
Director since May 1996	The Hays Group, Inc.
Age — 46

             Mr. Perrine is a certified public accountant and since May 1996 has been employed by The Hays Group, Inc., an insurance brokerage firm.  From 1991 to 1996, Mr. Perrine was a Tax Partner with the accounting firm of McGladrey & Pullen, LLP.

Robert A. Awsumb	Chief Manager
Director since November 1998	R.A. Awsumb & Associates, PLC
Age — 41

Mr. Awsumb has been an attorney and mediator at R.A. Awsumb & Associates, PLC in Saint Paul since 1998.  Prior to that time he was President and founding member of the law firm of Rambow & Awsumb, P.A.

John T. Elliott	President
Director since May 1999	Elliott Contracting Corporation
Age — 52

             Mr. Elliott is a professional engineer and has served as the President of Elliott Contracting Corporation, an electrical construction and maintenance company, since 1993.

James F. Freeman, III	Vice President of Sales
Director since May 2000	WACO Associates
Age — 46

             Mr. Freeman has spent his career in sales and general business management.   Since January 2000, he has been employed by WACO Associates as Vice President of Sales.  From 1994 through 1999, Mr. Freeman  served as a vice president of Messer Griesheim Industries, Inc. in its CO2 division.

Thomas L. Houts	President and Chief Executive Officer
Director since May 2000	Dry Fibre, Inc.
Age — 52

             Since 1996 Mr. Houts has served as President and Chief Executive Officer of Dry Fibre, Inc., a textile technology manufacturer.

             Meetings.  The Board of Directors met three times during 2000.  Each current director attended at least eighty percent of the meetings of the Board of Directors and Board committees on which the director served, except Mr. Freeman, who attended one of the two board meetings and attended three out of five audit committee meetings that occurred in 2000 when he was a director.

              Board Committee Meetings.

             The Audit Committee, which is currently comprised of Messrs. Perrine, Houts, Awsumb and Freeman, supervises the financial affairs of the Company and reviews the scope and results of the audit and other services provided by the Company’s independent accountants.  The Audit Committee then reports the results of its review to the full Board and to management.  The Audit Committee met six (6) times in 2000.

             The Nominating Committee, which is currently comprised of Messrs. Hendry and Lee, considers and recommends nominees to the Board of Directors.  The Nominating Committee met once in 2000.  The Nominating Committee will consider nominees recommended by a shareholder, provided the shareholder submits a proposal in writing to the Company’s Secretary which includes the nominee’s name, a  list of the nominee’s qualifications and a statement signed by the nominee indicating a willingness to serve.

             The Company’s directors are not paid any fees for service on the Board or attendance at Board meetings.  However, in 1998, Messrs.  Perrine and Awsumb were each issued an option to purchase 15,000 shares of the Company’s Common Stock; in 1999, Mr. Elliott was issued an option to purchase 15,000 shares of the Company’s Common Stock; and in 2000, Mr. Houts and Mr. Freeman were each issued an option to purchase 15,000 shares of Common Stock.   Each of these options vests in equal parts over three years, contingent upon the director’s reelection.

Executive Officers of the Company

The executive officers of the Company are as follows:

Name	Age	Position

Bruce E. Hendry	58	Chairman and Director
John J. Lee	42	President and Chief Executive Officer
Michael C. Hime	49	Vice President of Finance and
		Chief Financial Officer

The following is a brief summary of the business experience of Mr. Hime.  The business experience of Messrs. Hendry and Lee is listed above.

Mr. Hime has served as the Vice President of Finance and Chief Financial Officer of the Company since July 1, 1997.  From 1990 to 1997, Mr. Hime was employed by Central Financial Services and related entities as a Vice President.

ITEM 11.          EXECUTIVE COMPENSATION

The following table shows, for the fiscal years ending December 31, 2000, 1999, and 1998, the cash compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to John J. Lee, the Company’s current President and Chief Executive Officer.  No other executive officer of the Company received total cash compensation exceeding $100,000 during 2000.

Summary Compensation Table
			Long-Term Compensation Awards	All Other
Name and Principal Position	Year	Salary	Options	Compensation(1)
John J. Lee	2000	$122,118	100,000	$1,560
President and Chief	1999	122,972	-0-	$1,560
Executive Officer	1998	128,527	-0-	$1,560

           (1) Consists of 401(k) Plan payments of $312 and ESOP contributions of $1,248 in each year.

Option Grants in Year 2000
		Individual Grants
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1) 5% 10%

John J. Lee	100,000	42.2%	$3.00	03/09/05	$188,668	$478,123

(1)         Potential gains are reported net of the option exercise price, but before taxes associated with exercise.  These amounts represent certain assumed rates of appreciation only.  Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock, overall stock market conditions, as well as the option holder’s continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.

Aggregated Option Values in Year 2000

No options were exercised by Mr. Lee during 2000.  The following table sets forth, with respect to Mr. Lee, certain information relating to unexercised stock options held as of the end of the fiscal year ended December 31, 2000.
	Number of Options at December 31, 2000		Value of Unexercised In-the-Money Options at December 31, 2000
Name	Exercisable	Unexercisable	Exercisable	Unexercisable

John J. Lee	133,333	66,667	-0-	-0-

Employment Agreements

                The Company has no written employment agreements with its executive officers.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             The only voting securities of the Company are shares of Common Stock and shares of Preferred Stock, of which 3,506,860 shares and  607,745 shares, respectively, were outstanding as of March 23, 2001.  The following table includes information, as of March 23, 2001, concerning the beneficial ownership of the holdings of the voting stock of the Company by (i) all persons who are known by the Company to hold five percent (5%) or more of the Company’s voting securities; (ii) each of the directors or nominees for director of the Company; and (iii) all directors and officers of the Company as a group.

Name and Address	Shares Beneficially Owned (1)	Percent Ownership

Bruce E. Hendry Minnesota Brewing Management Company; Minnesota Brewing Limited Partnership(2) 882 West Seventh Street Saint Paul, MN 55102	2,148,829	52.2%
John J. Lee (3) 882 West Seventh Street Saint Paul, MN 55102	431,595	10.1%
MBC Holding Company Employee Stock Ownership Plan 882 West Seventh Street Saint Paul, MN 55102	264,428	6.4%
Perkins Opportunity Fund (4) 730 East Lake Street Wayzata, MN 55391	250,000	6.1%

Robert A. Awsumb	16,000	*

John T. Elliott	10,000	*

James F. Freeman, III	5,000	*

Thomas L. Houts	6,000	*

Richard A. Perrine	15,000	*

All Officers and Directors as a Group (7 persons)	2,678,091	64.7%

____________________________
*Indicates ownership of less than one percent.

(1)         Includes shares of Common Stock issuable upon the exercise of stock options granted to the following persons and exercisable within 60 days of March 23, 2001 as follows: Mr. Lee - 166,667 shares; Mr. Awsumb - 15,000 shares; Mr. Elliot - 10,000 shares; Mr. Freeman - 5,000 shares; Mr. Houts - 5,000 shares; Mr. Perrine - 15,000 shares;  all officers and directors as a group - 258,334 shares.

(2)         Minnesota Brewing Limited Partnership (the “Partnership”) is a Minnesota limited partnership that was established in September 1991.  Minnesota Brewing Management Company is the General Partner of the Partnership and owns 4.8% of the Partnership interest in the Company as General Partner.  Minnesota Brewing Management Company has the right to vote all shares held by the Partnership.  Bruce E. Hendry is the sole shareholder of Minnesota Brewing Management Company and is a limited partner in the Partnership.

(3)         Mr. Lee serves as the trustee for the Company's Employee Stock Ownership Plan (“ESOP”).  The share totals for Mr. Lee include all of the 264,428 shares held by the ESOP.  Mr. Lee disclaims any beneficial ownership in the shares held by the ESOP other than his respective interest.

(4)         Based on a Schedule 13G/A dated January 22, 2001.  Perkins Opportunity Fund is an investment company registered with the Securities and Exchange Commission.  Of the shares listed above, Perkins Opportunity Fund has the sole voting power with respect to 250,000 shares and the sole dispositive power with respect to 250,000 shares.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             On August 29, 1991, Bruce E. Hendry, the Company's current Chairman of the Board of Directors, entered into an Asset Purchase Agreement with G. Heileman Brewing Company ("Heileman") to purchase the real property commonly known as the Jacob Schmidt Brewery in Saint Paul, Minnesota, certain equipment and other tangible assets in connection therewith, the trademark "Grain Belt,” and certain assets relating to the marketing and distribution of beer.  Heileman was operating as debtor-in-possession under the United States Bankruptcy Code in the Southern District of New York.

             Minnesota Brewing Limited Partnership (the "Partnership") was formed by Mr. Hendry and other private investors in September 1991.  Mr. Hendry assigned the Asset Purchase Agreement to the Partnership, and the Partnership acquired the brewery and equipment from Heileman for approximately $2.75 million.  The Company, however, acquired the Grain Belt trademark directly from Heileman.  The General Partner of the Partnership is Minnesota Brewing Management Company.  Mr. Hendry is the President and sole shareholder of Minnesota Brewing Management Company.  Mr. Lee and Mr. Perrine, each of whom is a director of the Company, are limited partners in the Partnership.  On September 11, 1991, the Company was incorporated under Minnesota law.  In October 1991, the Partnership contributed $2,600,000 to the Company and received 1,541,084 shares of Common Stock.

             In March and April 1998, the Company entered into two additional agreements with the Partnership under which the Partnership loaned the Company an additional $475,000 and agreed to provide the Company with a $2.5 million line of credit.  Advances under the line of credit accrue interest at the higher of the prime rate of interest plus 1.0 percent or 9 percent. The line was secured by substantially all the assets of the Company. This line of credit agreement expired on January 1, 1999. The Company was unable to pay all amounts due under the line and as a result the Company was in default under this agreement. On April 15, 1999, the Partnership committed to amend the line of credit agreement with the Company thereby curing the default that existed at that date. The amended line of credit, which expires on April 15, 2002, will provide borrowings up to $1.5 million.

             Beginning in 1997, the Company investigated and began to develop a business for the production of ethanol. Ethanol is principally produced from the processing of corn, including its fermentation into fuel grade alcohol. Because of the significant cost of an ethanol production facility, the Company has obtained investors to satisfy lenders’ request for equity.  The Company has contributed assets to and obtained a 28% minority interest in the ethanol operation, Gopher State Ethanol, LLC (“Gopher State”).  The Partnership owns 49% of Gopher State.  Mr. Hendry also owns 11.5% of Gopher State directly.

             In 1999, the Company formed  MG-CO2  St. Paul (“CO2 Joint Venture”) to produce liquid carbon dioxide.   CO2 Joint Venture is a joint venture with a third party unrelated to the Company.  CO2 Joint Venture has agreed to purchase 100% of the liquid carbon dioxide byproduct of Gopher State’s ethanol production.

             The Company’s production facilities for all of its subsidiaries are located in Saint Paul, Minnesota.  In the past the Company leased its production facilities and certain of its equipment from the Partnership.  On March 29, 1999, the Company and the Partnership terminated their lease agreement. The Partnership also contributed its interest in the real estate and equipment that had been previously leased to the Company to Gopher State. On March 29, 1999, the Company and Gopher State entered into a new lease agreement for the same land, building and production equipment that the Company had previously leased from the Partnership. The new lease agreement provides for rent of $25,000 per month and has an initial term of 10 years which expires in 2009.  The Company has the option to extend this lease for three consecutive additional terms of ten (10) years each.

             The Company and Gopher State entered into a shared expenses agreement on March 29, 1999.  Under the agreement, Gopher State is to reimburse the Company for all costs incurred by the Company on its behalf.  In satisfaction of this requirement, the amount owed to the Company by Gopher State under the agreement is credited to the amounts the Company owes to Gopher State under the shared facilities and services agreement described above.  The total amount credited to expenses related to this agreement was approximately $3.2 million during 2000.  Of the amount charged to Gopher State, approximately $1.3 million related to shared utilities and approximately $833,000 related to raw materials.  At December 31, 2000, $430,000 was owed by Gopher State to the Company.

             The Company issued 547,614 shares of Preferred Stock to the Partnership in satisfaction of $1,369,036 owed for deferred rents and accrued interest at December 31, 1998. The Preferred Stock has a 9% cumulative dividend rate and is convertible into Common Stock at the rate of one share of Common Stock per share of Preferred Stock.  The holders of Preferred Stock are entitled to the number of votes equal to the number of shares of Common Stock into which the Preferred Stock could be converted. On March 31, 1999, the Partnership converted an additional $150,327 of debt into 60,131 additional shares of Preferred Stock. The dividends can be deferred and if they are not paid, they accumulate without interest.  As of December 31, 2000, the Company was in arrears $270,103 on payments of Preferred Stock dividends.

             During 2000, the Company and Gopher State paid insurance premiums of approximately $300,000 and $123,000 respectively to their carriers through The Hays Group, Inc., an insurance broker of which Mr. Perrine, a director of the Company, is Vice President.  The insurance policies covered both the Company’s facilities and employees and those of Gopher State.   The Company believes that all insurance purchased through the Hays Group, Inc. was on terms as favorable as would be obtained from disinterested third parties.  The Company also believes that the commissions received by The Hays Group, Inc. were in line with industry standards.

             In 1999 Elliott Contracting Corporation (“Elliott Contracting”) was chosen as the electrical contractor for Gopher State and the Company in a competitive bidding process which occurred before construction of the ethanol facility commenced.  After the bid of Elliott Contracting was accepted, John T. Elliott was elected to the Company’s Board of Directors.  In 2000, Elliott Contracting provided electrical contracting and maintenance services to both the Company in the amount of $186,000 and Gopher State in the amount of $15,000.

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
John J. Lee, President and
Chief Executive Officer