Form 10-Q
period 2001-03-31
MINNESOTA BREWING CO
filed 2001-05-15
CIK 913159

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

☐       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                TO                 .

Commission File Number 0-23846

MBC Holding Company

(Exact name of registrant as specified in its charter)

Minnesota	41-1702599
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

882 West Seventh Street, Saint Paul	55102
(Address of principal executive offices)	(zip code)

(651) 228-9173
(Issuer's Telephone Number)

Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒   NO ☐

As of  May 7, 2001, the Company had outstanding 3,506,860 shares of Common Stock, no par value per share, and 607,745 shares of Class A Convertible Preferred Stock.

MBC HOLDING COMPANY
INDEX

MBC HOLDING COMPANY

Balance Sheets (Unaudited)

	March 31,	December 31,
	2001	2000
	(unaudited)	(note)
Assets
Current Assets
Cash and cash equivalents	$16,704	$104,571
Trade accounts receivable, less allowance for doubtful accounts of $133,000 at
March 31, 2001 and $144,000 at December 31, 2000	1,737,425	1,486,764
Due (to) from related party	(30,871)	429,661
Prepaid expenses	573,034	273,982
Inventories:
Raw materials	186,229	186,316
Work in progress	563,175	328,040
Finished goods	623,973	630,013
Packaging	676,746	667,354
Other	523,928	494,726
Total Inventories	2,574,051	2,306,449
Total Current Assets	4,870,343	4,601,427

Investments
Unconsolidated subsidiary (Note 7)	1,756,897	1,680,959
U.S. Treasury Note (Note 4)	500,000	500,000
Joint venture and other (Note 8)	452,456	185,356
Total Investments	2,709,353	2,366,315
Property and Equipment, at cost	5,773,138	3,847,458
Less accumulated depreciation	(866,879)	(701,231)
Net property and equipment	4,906,259	3,146,227

Other Assets	366,630	386,508

	$12,852,585	$10,500,477

Note:    The Balance Sheet at December 31, 2000 has been derived from the audited financial statements at that date.  See Notes to Financial Statements

MBC HOLDING COMPANY

Balance Sheets (Unaudited)

	March 31,	December 31,
	2001	2000
	(unaudited)	(note)
Liabilities and Shareholders' Equity
Current Liabilities
Bank line of credit	$2,682,243	$1,732,243
Current Maturities of long term debt	9,524	8,753
Trade accounts payable	5,372,358	3,551,583
Accrued Expenses:
Compensation	552,076	418,793
Beverage tax	121,109	72,927
Other	116,342	96,200

Total Current Liabilities	8,853,652	5,880,499

Long term debt, primarily related party (Note 4)	1,530,237	1,532,931

Deferred gain on capital lease termination (Note 3)	142,034	155,350
Shareholders' Equity (Note 2)
Preferred stock, 700,000 shares authorized, 9% cumulative dividend, 607,745
shares issued and outstanding at March 31, 2001 and December 31, 2000	1,519,363	1,519,363
Common stock; $.01 par value; 10,000,000 shares authorized; 3,506,860
issued and outstanding at March 31, 2001 and December 31, 2000	35,068	35,068
Additional paid-in capital	10,677,396	10,677,396
Accumulated deficit	(9,905,165)	(9,300,130)
TOTAL SHAREHOLDERS' EQUITY	2,326,662	2,931,697

	$12,852,585	$10,500,477

Note:      The Balance Sheet at December 31, 2000 has been derived from the audited financial statements at that date.  See Notes to Financial Statements

MBC HOLDING COMPANY

Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2001	2000

Sales	$4,927,035	$5,879,403
Less excise taxes	(171,035)	(444,903)
Net sales	4,756,000	5,434,500
Cost of goods sold	4,523,664	4,733,234
Gross Profit	232,336	701,266
Operating expenses:
Advertising	191,184	106,950
Sales and marketing	261,231	199,225
General and administrative	406,237	249,556
Total operating expenses	858,652	555,731
Operating (loss) income	(626,316)	145,535

Other income (expense):
Interest income and other	126,197	1,650
Interest expense	(104,916)	(72,547)
	21,281	(70,897)
Net (loss) income before Preferred dividends (Note 6)	(605,035)	74,638
Basic and diluted net (loss) income per common share	$(.18)	$.01
Basic and diluted weighted average shares outstanding	3,506,860	3,488,465

See Notes to Financial Statements

MBC HOLDING COMPANY

Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2001	2000
Operating Activities
Net (loss) income	$(605,035)	$74,638
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and Amortization	207,789	70,235
Deferred gain on capital lease termination	(13,316)	(2,421)
Changes in assets and liabilities:
Trade accounts receivable	(250,661)	(208,376)
Inventories	(267,602)	(151,092)
Prepaid expenses and other assets	(299,052)	20,984
Deferred excise tax credit	24,909	299,840
Accounts payable and accrued expenses	1,997,473	671,792

Net cash provided by operating activities	794,505	775,600
Investing Activities
Amounts due from related party	460,532	(153,613)
Purchases of property and equipment	(1,925,680)	(185,742)
Purchase of intangible and other assets	(22,263)	(19,308)
Investment in unconsolidated subsidiaries and other	(343,038)	—
Net cash used in investing activities	(1,830,449)	(358,663)

Financing Activities
Net borrowings (payments) on bank line of credit	950,000	(382,138)
Net (payments) borrowings on long term debt, primarily related party obligations	(1,923)	26,087
Net cash provided (used in) by financing activities	948,077	(356,051)
Net (decrease) increase in cash and cash equivalents	(87,867)	60,886
Cash and cash equivalents
Beginning	104,571	26,922
Ending	$16,704	$87,808

See Notes to Financial Statements

MBC Holding Company

Notes to Financial Statements

(UNAUDITED)

Note 1.

Basis of presentation

             The balance sheet as of March 31, 2001, the statements of operations for the three month periods ended March 31, 2001 and 2000 and the statements of cash flows for the three month periods ended March 31, 2001 and 2000 have been prepared by MBC Holding Company (the "Company") without audit.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position at March 31, 2001, and results of operations and cash flows have been included.  Results of operations for the interim period are not necessarily indicative of the results that may be expected for the full fiscal year.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Note 2.

Cumulative Undeclared Dividends

             The Company’s Class A Convertible Preferred Stock has a nine percent (9%) cumulative dividend rate.  If, for any reason, the Company is unable to pay any dividend when due, the dividend will accumulate without interest until paid in full.  The Company did not declare or pay a dividend on the Class A Convertible Preferred Stock for the three months ended March 31, 2001.  At March 31, 2001, there was $303,818 of cumulative undeclared dividends.

Note 3.

Deferred Gain

             As discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, on March 29, 1999, the Company terminated its lease with a related party and entered into a new lease with its unconsolidated subsidiary, Gopher State Ethanol, LLC (“GSE”).  As a result of the termination, there was a $248,560 gain on the transaction that was deferred and is being recognized as income over the remaining term of the original lease (November 2003).  As of March 31, 2001 there was $142,034 of deferred gain remaining to be recognized.

Note 4.

U.S. Treasury Note Financed with a Related Party Note

             A U.S. Treasury Note was pledged for purposes of the Bureau of Alcohol, Tobacco and Firearms (“BATF”) Brewer’s Bond.  This Note was purchased with the proceeds from a loan from a related party.  This Treasury Note and the related party note payable mature on February 15, 2004.  Accordingly, both items have been classified as long-term for financial statement purposes.

Note 5.

Basic and diluted amounts per share

             The Company computed basic and diluted net loss per share based upon the weighted-average number of common shares outstanding during the quarter. Preferred stock dividends of $33,717 in first quarter 2001, relating to the Class A Convertible Preferred Stock (Note 2) were included in the net loss attributable to common shareholders in calculating basic loss per share. Preferred stock dividends were not added back to the net loss in calculating diluted loss per share as the effect would have been antidilutive. Potential common shares, such as options warrants and convertible preferred stock, were not included in the computation of diluted loss per common share as their effect also would have been antidulutive.

             For first quarter 2000, the Company computed basic and diluted net income per share based upon the weighted-average number of common shares outstanding during the quarter. Preferred stock dividends of $34,185 in first quarter 2000, relating to the Class A convertible preferred stock (Note 2) reduced net income attributable to common shareholders in calculating basic income per share. Preferred stock dividends were not added back to the net income in calculating diluted income per share as the effect would have been antidilutive.

Note 6.

Income Taxes

             No income tax provision has been presented in the Statements of Operation due to the utilization of the Company’s net operating loss carryforwards.  The Company has approximately $9.1 million of net operating loss carryforwards available to offset future taxable income.

Note 7.

Unconsolidated Subsidiary

             During 1997, the Company investigated and began to develop a business for the production of ethanol.  Ethanol is principally produced from the processing of corn, including its fermentation into fuel grade alcohol.   In March 1999, GSE was formed for the purpose of constructing and operating an ethanol facility.  Because of the significant cost of the facility, the Company assisted GSE in obtaining financing by contributing operating assets to GSE and guaranteeing GSE’s construction/mortgage loan.  The Company contributed certain production equipment with a net book value of $1,730,650.  For its contribution and assistance, the Company obtained a 28.5% minority interest in GSE. Construction of the ethanol facility began in April 1999 and operations commenced in June 2000.  The equity method of accounting is being used to account for this investment.  Summarized financial information of GSE is as follows (in thousands):

			Year Ended December 31,
	Three Months Ended March 31,
	2001	2000	2000
Net sales	$5,981	$—	$10,924
Net income	597	—	68
Allocation of net income to MBC Holding Company	77	—	9

	March 31,	March 31,	December 31,
	2001	2000	2000

Current assets	2,102	400	2,853
Noncurrent assets	25,683	16,600	25,524
Total	27,785	17,000	28,377
Current liabilities	5,233	8,000	6,305
Noncurrent liabilities	12,524	7,000	20,667
Total	17,757	15,000	26,972
Net assets	$10,028	$2,000	$1,405

The operating lease and shared services agreements that were executed during 1999 have reduced the Company’s operating expenses. The total amount credited to expense related to the shared services agreement was approximately $1.2 million during the first quarter of 2001, of which approximately $896,000 related to expenses incurred by the Company on behalf of GSE.

Note 8.

Investment in joint venture

             The Company has entered into a joint venture agreement with a nonaffiliated third party for the production of carbon dioxide (“CO2”) in a production facility, which is located adjacent to the ethanol plant and the brewery.  The joint venture is operated under the name MG-CO2 St. Paul, and is 50 percent owned by the Company and 50 percent owned by Messer Griesheim Industries, a Pennsylvania producer and marketer of CO2. The joint venture began operations in August 2000.  The joint venture purchases raw CO2 gases from GSE.  The investment in this joint venture is accounted for using the equity method.  Unaudited summarized financial information of MG-CO2 St. Paul is as follows (in thousands):

	Three months	Year
	Ended	Ended
	March 31,	December 31,
	2001	2000
Net sales	$639	$1,047
Net income	96	29
Allocation of net income to MBC Holding Company	48	15

	March 31,	December 31,
	2000	2000
Current assets	660	799
Noncurrent assets	4,807	4,430
Total	5,467	5,229

Current liabilities	1,289	1,146
Noncurrent liabilities	4,000	4,000
Total	5,289	5,146
Net assets	$178	$83

The equity earnings from GSE and CO2  have been included in “Interest income and Other income” in the statements of operations for the three months ended March 31, 2001.

Note 9.

Subsequent Events

On March 29, 2001, the Company obtained a commitment of $3.0 million of long-term financing from a financial institution, for bottle line and can line upgrades. The funds from this financing were drawn upon in April 2000 and will continue to be drawn upon during May 2001. See Liquidity and Capital Resources under Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of funding. The financing is in addition to other financing in place at March 31, 2001.  These equipment upgrades will enable the Company to expand its packaging options.  The upgrade of the can line began in December 2000, while the bottle line upgrade commenced in March 2001.  Both line upgrades are expected to be completed in second quarter 2001.  The new financing contains the same covenants and restrictions as the bank operating line of credit.  Substantially all assets of the Company are pledged as collateral under these agreements.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             The Company brews and markets beer primarily under its proprietary Grain Belt, Pig’s Eye, and Yellow Belly labels.  The Company also packages and brews beverages for third parties under contract brewing arrangements and private label production agreements.

Results of Operations

             The Company's net sales for the three-month period ended March 31, 2001 decreased 12.5% as compared to the three-month period ended March 31, 2000.

             Sales of proprietary products were down 15.1% in first quarter 2001 compared to first quarter 2000 primarily due to poor weather in the Midwest and market resistance to price increases.  The Company plans to continue increased sales and marketing efforts of its proprietary products during 2001 as these product lines offer the best opportunity for growth and overall profitability.

             Contract sales increased 6.8% due to the addition of several new contracts.

             Export sales decreased 22.0% due to increased foreign competition and aggressive pricing by competition. The Company’s export products are primarily composed of can packaging. The Company will continue to explore opportunities that offer additional can volume due to an underutilization of the can line in its production facilities.

Segment Data in sales before excise taxes (in thousands):

	Three Months Ended
	March 31,
	2001	2000

Proprietary	$1,526	$1,798
Contract	1,834	1,968
Export	1,290	1,654
Other	277	459
Total	$4,927	$5,879

             The Company's gross profit decreased $469,000 in the first quarter of 2001 versus the first quarter of 2000.  The Company's gross profit margin for the first quarter decreased from 12.9% in 2000 to 4.9% in 2001.  The decrease is due to a combination of lower net sales on a quarter to quarter comparison basis and the impact of higher unabsorbed labor and overhead charges.

             The excise tax rate as a percentage of proprietary sales decreased for the quarter ended March 31, 2001 from 24.7% to 11.2% as compared to the same period in 2000.  The decrease is due to a decrease in proprietary sales and a significant contract customer becoming responsible for its own excise tax subsequent to first quarter 2000.

             Operating expenses were $303,000 higher in the first quarter of 2001 than in the first quarter of 2000.  As a percentage of net sales, operating expenses increased from 10.2% in 2000 to 18.1% in 2001.

             Sales and marketing increased $62,000 in the first quarter of 2001 as compared to the same period in 2000.   Also, as a percentage of net sales, sales and marketing expenses increased from 3.7% in 2000 to 5.5% in 2001.  The increases are primarily due to the decrease in net sales and increased sales and marketing expenditures.

             Advertising expenses increased $84,000 in the first quarter of 2001 as compared to the same period in 2000.  Also, as a percentage of net sales, advertising expenses increased from 2.0% in 2000 to 4.0% in 2001.    As a percentage of proprietary sales, advertising expenses increased from 5.0% in 2000 to 12.5% in 2001. These increases are due to increased advertising efforts and the decrease in net proprietary sales.

             General and administrative expenses increased by $157,000 in the first quarter of 2001 as compared to 2000.  Also, as a percentage of net sales, general and administrative expenses increased from 4.6% in 2000 to 8.5% in 2001. The increases in expenditures relate primarily to increased personnel costs and legal fees and the increase in percentage of net sales is reflective of the decrease in net sales.

             Interest income and net other expenses increased by $125,000 from income of $2,000 in the first quarter of 2000 to income of $127,000 in the first quarter of 2001.   The increase is due to equity in earnings of an unconsolidated subsidiary (GSE) and the CO2  joint venture of $124,000. Interest expense increased by $32,000 due to increased borrowing levels on the bank line of credit. The increase in interest expense was partially offset by recent reductions in the prime rate.

             The Company experienced a net loss of $605,035 in the first quarter of 2001 compared to net income of $74,638 in the first quarter of 2000. During 2000, and first quarter of 2001, the Company operated significantly below its production capacity. Therefore, in order to maintain a profitable level of operations the Company has and will continue to seek to increase its sales and production volume. Management continues to pursue opportunities to increase sales volume at profitable margins. Even though sales of proprietary brands decreased during first quarter 2001, management believes that the growth of its proprietary labels offers the best opportunity for achieving operating profits in the long term and has increased its efforts on the growth of its proprietary products. An emphasis has been placed on the promotion of these proprietary labels and the generation of additional sales in the Company’s core geographic market areas. In addition, management anticipates growth in both its contract products and export sales. Management believes these anticipated increases in sales volume during 2001 will allow the Company to operate at a significantly higher level of capacity thereby increasing overall profitability.

Liquidity and Capital Resources

             Working capital deficit at March 31, 2001 increased $2.7 million to a deficit of $4.0 million from a deficit of $1.3 million at December 31, 2000.  The increase in current assets of $269,000 was more than offset by an increase in current liabilities of  $3.0 million.  The increase in current liabilities was due principally to increases in the bank line of credit of  $950,000, trade accounts payable of $1.8 million and accrued expenses of $202,000.

             During the three months ended March 31, 2001, the Company generated net cash from operating activities of $795,000 which was due to an increase in trade accounts payable and accrued expenses of $2.0 million, depreciation and amortization of $208,000 and an increase in the deferred excise tax credit of $25,000.  These amounts were partially offset by the net loss of $605,000, an increase in inventories of $268,000, an increase in trade accounts receivable of $251,000, an increase in prepaid expenses of $299,000 and deferred gain on capital lease termination of $13,000.

             The Company used $1.8 million of cash for investing activities to purchase $1.9 million of long-lived assets, increase intangible assets by $22,000 and to increase investments in joint venture and other assets by $343,000. These amounts were partially offset by a decrease in amounts due from related party of $461,000.

             The Company provided $948,000 of cash in financing activities primarily through net borrowings on the bank line of credit of $950,000, offset by net payments on long-term debt of $2,000.

             Prior to March 29, 1999, the Company leased its land, building and the vast majority of the production equipment from the Minnesota Brewing Limited Partnership (the "Partnership"). The lease agreements had been accounted for as capital leases. On March 29, 1999, the Company and the Partnership terminated their lease agreements. In connection with the lease termination the Company realized a gain of $248,560, which was deferred and is being amortized into income over 56 months, which was the number of months remaining under the lease agreement. The Partnership also contributed its interest in the real estate and equipment that had been previously leased to the Company, to GSE. On March 29, 1999, the Company and GSE entered into a new operating lease agreement for the same land, building and production equipment that the Company had previously leased from the Partnership. The new lease agreement provides for rent of 25,000 per month and has an initial term of ten years through March 2009. The agreement also provides for three ten-year renewal periods. The Company has the right to purchase at fair market value the brewing facilities and equipment at any time during the term of the lease.  The Company has also entered into a shared facilities and services agreement, under which it has agreed to share certain office space, administrative expenses, property taxes, insurance and services with GSE.

                          The Company’s credit terms to its distributors are generally 10 days and substantially all customers, except contract brewing accounts, are on automatic debit to their bank account through electronic funds transfer (“EFT”).  This program substantially reduces the credit risk and facilitates the predictability of cash flows.  Amounts from contract brewing production are generally due 30 days after invoicing and in many cases are secured by letters of credit.

             As a small brewer producing less than 2,000,000 barrels per year, the Company presently receives an $11.00 per barrel credit against the $18 per barrel federal excise tax on the first 60,000 barrels of taxable production.  The cash benefit of this $660,000 is primarily received in the first two quarters of the year. For accounting purposes, this credit is allocated throughout the year based upon projected taxable sales.

             The Company is a party to collective bargaining agreements with six union organizations, of which three were renegotiated during 1999.  Of the three contracts negotiated in 1999, two expire on March 31, 2002 and one expires on April 30, 2002.  The remaining contracts were renegotiated during 2000 and have expiration dates of February 28, 2003, March 31, 2003 and April 30, 2004.  Management believes that there will be no adverse impact on the financial results in 2001 and beyond as a result of these new agreements.

             As of March 31, 2001, the Company had net operating loss carryforwards totaling $9.1 million available.  To the extent the Company generates taxable income during the periods in which this net operating loss carryfoward is available, the Company’s cash requirements for payment of income tax will be reduced.

             On December 31, 1998, the Company issued 547,614 shares to the Partnership in satisfaction of $1,369,036 owed for deferred rents and accrued interest. On March 31, 1999, the Company issued 60,131 shares of Class A Convertible Preferred Stock to the Partnership in satisfaction of $150,327 owed for deferred rents and accrued interest. The preferred shares have a 9% cumulative dividend rate and are convertible into common stock at the rate of one share of common stock per share of preferred stock. The holders of preferred stock are entitled to the number of votes equal to the number of shares of common stock into which the preferred stock could be converted. At March 31, 2001, the amount of dividends in arrears was $303,818. These dividends are only payable from net income. If the dividends are not paid, they accumulate without interest. The preferred shares mature on December 31, 2003, at which time the Company can, at its option, issue common stock priced at the current market value or pay cash equal to the $1,519,363 plus any unpaid dividends. The aggregate liquidation preference at March 31, 2001, was $1,823,181.

             On July 7, 2000, the Company replaced its line of credit with a new $3.5 million revolving credit agreement, subject to certain borrowing base restrictions. The bank line of credit had $2.7 million outstanding at March 31, 2001. The line of credit agreement expires on June 30, 2001, contains covenants, which include limitations on the Company’s ability to pay dividends as well as requiring the Company to maintain certain financial requirements, including maintaining a minimum net worth level.  Substantially all of the Company’s assets were pledged as collateral under this agreement.

             On March 29, 2001, the Company obtained a commitment of $3.0 million of long term financing from the same financial institution with which it has its operating line of credit for the purpose of bottle and can line upgrades. The funds from this $3.0 million equipment line have been and will continue to be drawn upon during April and May 2001. Certain of the equipment, totaling approximately $1.9 million, which is subject to the equipment financing, was purchased prior to obtaining the equipment financing. Therefore, the proceeds from the equipment financing will be used to replenish the working capital used to fund these purchases. The new financing contains the same covenants and restrictions as the line of credit.  Substantially all assets of the Company are pledged as collateral under these agreements. The Company is in negotiations with the financial institution to obtain an additional $2 million note, which will also be used to upgrade both the bottling and can lines. This note will be secured by the equipment being added and substantially all assets of the Company.

             The Company also has a $1.0 million line of credit agreement with the Partnership through April 15, 2002. Advances outstanding were $1.0 million at March 31, 2001.  In addition, the Partnership provided $500,000 for purposes of pledging a U.S. Treasury Note for the BATF bond.

             The Company believes that the financial institution credit facility (assuming its extension beyond June 30, 2001) and Partnership lines of credit, along with the equipment upgrade financing will be sufficient to meet its working capital needs during 2001. Due to the seasonal nature of its business and packaging line upgrades in 2000 and first quarter of 2001, the quarter-end working capital position is not indicative of its needs during its peak selling and production season. On a long term basis, the Company may need to obtain additional financing in meeting the due date of its related party obligations, which mature in March 2002. The Company is exploring alternatives for long-term debt and equity financing.

Gopher State

             Beginning in 1997 and continuing through 1999, the Company investigated and began to develop a business for the production of ethanol, distilled grains and raw CO2 gas. Ethanol is principally produced from the processing of corn including its fermentation into fuel grade alcohol. The construction of the facility was completed in June 2000. Due to the significant cost of the facility, the Company had to solicit investors to satisfy lenders’ request for equity and as a result, has a minority interest in the ethanol operation. The operating lease and shared services agreements that were executed during 1999 have reduced the Company’s operating expenses. The total amount credited to expense related to the shared services agreement was approximately $1.2 million during the first quarter of 2001, of which approximately $896,000 related to expenses incurred by the Company on behalf of GSE. The equity method of accounting is being used to account for this investment. See Note 7 in the financial statements.

CO2  Joint Venture

             The Company has entered into a joint venture agreement with a nonaffiliated third party for the production of carbon dioxide (“CO2”) in a production facility, which is located adjacent to the ethanol plant and the brewery.  The joint venture is operated under the name MG-CO2 St. Paul, and is 50 percent owned by the Company and 50 percent owned by Messer Griesheim Industries, a Pennsylvania producer and marketer of CO2.  The joint venture began operations in August 2000.  The joint venture purchases raw CO2 gases from GSE and then further processes the gases into finished product. The results of the operations for the joint venture are accounted for using the equity method. See Note 8 in the financial statements.

Forward-Looking Statements

             Statements included in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially.  Among these risks and uncertainties and information included in this Quarterly Report on Form 10-Q which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” ”estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology constitutes forward-looking information.  The following important factors, among others, in some cases have affected and in the future could affect the Company’s actual results and could cause the Company’s actual financial performance to differ materially from that expressed in any forward-looking statement: (i) competition within the brewing industry resulting from the increased number of brewers and available beers, (ii) the Company’s ability to continue to achieve and maintain contract brewing arrangements, (iii) the success of the Company’s proprietary brands, including its reliance upon distributors, (iv) the Company’s continued ability to sell products for export, (v) GSE’s ability to successfully operate an ethanol facility, (vi) the Company’s ability through a joint venture to successfully operate a liquid carbon dioxide plant, and (vii) the Company’s ability, together with GSE and the CO2 joint venture to successfully resolve issues related to odors and noise at the ethanol and CO2 facilities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

             The Company entered into a $3.5 million line of credit with a financial institution with an interest rate that is one and one-half percent above the prime rate, a term note for equipment purchases in the amount of $3.0 million with the same financial institution with an interest rate that is two percent above the prime rate and a line of credit with the Partnership under which it has current borrowings of $1.5 million with an interest rate that is one percent above the prime rate. The Company currently believes that a 10% increase or reduction in interest rates would not have a material effect on its future earnings, fair values or cash flows. In connection with the construction of an ethanol facility, its minority-owned subsidiary GSE obtained permanent financing up to $16 million, with an interest rate that also varies with the prime rate. As a result, the Company’s results of operations may become more affected by interest rate movements.

             As of March 31, 2001, the Company has not entered into any derivatives or other market risk sensitive instruments. In addition, there have been no losses experienced due to interest rate or foreign currency exposure. However, the Company has some commodity price risk exposure as a result of its equity investment in minority-owned subsidiary, GSE. The Company anticipates that in the future, GSE may engage in hedging transactions with respect to its acquisition of commodities used in the production of ethanol.

PART II                                                                                OTHER INFORMATION

Item 1.                    Legal Proceedings

                                        City of Saint Paul

             On March 27, 2001, the City of Saint Paul served the Company, GSE and the Company’s CO2 joint venture with a Summons and Complaint alleging that noise and emissions, including odors, from operations of the brewing, ethanol and CO2 facilities violated City and State nuisance laws and State environmental laws and requested injunctive relief, declaratory relief and damages.

             On May 3, 2001, the City of Saint Paul filed a Summons and Complaint in Ramsey County District Court against the Company alleging misdemeanor violations of City of Saint Paul noise ordinances and State of Minnesota Noise Control Standards.  Similar filings were also made against GSE and the CO2 joint venture.

             The Company and the other parties are working with the City of Saint Paul to resolve these issues.  The Company currently believes that odor issue will be successfully resolved through the installation and operation of a thermal oxidizer by GSE.  The Company and other parties are exploring various alternatives to eliminate the other concerns of the City.

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

                                        a)     Exhibits

                                                 None

                                        (b)   Reports on Form 8-K

                                                 None

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        MBC HOLDING COMPANY

Dated: May 14, 2001	/s/Michael C. Hime

Michael C. Hime
Vice President of Finance (Chief Financial Officer)