Form 10-Q
period 2001-06-30
MBC HOLDING CO
filed 2001-08-14
CIK 913159

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number 0-23846

MBC Holding Company

(Exact name of registrant as specified in its charter)

Minnesota	41-1702599
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No).

882 West Seventh Street, Saint Paul, Minnesota	55102
(Address of principal executive offices)	(zip code)

(651) 228-9173
(Issuer's Telephone Number)

Indicate by checkmark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒    NO ☐

As of July 27, 2001, the Company had outstanding 3,513,240 shares of Common Stock, no par value per share, and 607,745 shares of Class A Convertible Preferred Stock.

MBC HOLDING COMPANY
INDEX

Part I. Financial Information
Item 1. Financial Statements

MBC HOLDING COMPANY

Balance Sheets

	June 30, 2001	December 31, 2001

	(unaudited)	(note)
Assets
Current Assets	$12,477	$104,571
Cash and cash equivalents
Trade accounts receivable, less allowance for doubtful accounts of $133,000 and $144,000 at June 30, 2001 and December 31, 2000, respectively	1,922,336	1,486,764
Due (to) from related party	(22,459)	429,661
Prepaid expenses	592,789	273,982
Inventories:
Raw materials	205,375	186,316
Work in progress	687,723	328,040
Finished goods	687,638	630,013
Packaging	853,279	667,354
Other	475,764	494,726

Total Inventories	2,909,779	2,306,449

Total Current Assets	5,414,922	4,601,427

Investments
Unconsolidated subsidiary (Note 7)	1,795,432	1,680,959
U.S. Treasury Note (Note 4)	500,000	500,000
Joint venture and other (Note 9)	446,529	185,356

Total Investments	2,741,961	2,366,315

Property and Equipment, at cost	8,986,580	3,847,458
Less accumulated depreciation	(1,055,072)	(701,231)

Net property and equipment	7,931,508	3,146,227

Other Assets	395,587	386,508

	$16,483,978	$10,500,477

Note:      The Balance Sheet at December 31, 2000 has been derived from the audited financial statements at that date.  See Notes to Financial Statements

MBC HOLDING COMPANY

Balance Sheets - Continued

	June 30, 2001	December 31, 2000

	(unaudited)	(note)
Liabilities and Shareholders' Equity
Current Liabilities
Bank line of credit	$2,982,243	$1,732,243
Current Maturities of long term debt (Note 4)	2,567,358	8,753
Trade accounts payable	6,050,843	3,551,583
Accrued Expenses:
Compensation	537,426	418,793
Beverage tax	197,501	72,927
Other	291,957	96,200

Total Current Liabilities	12,627,328	5,880,499

Long term debt	1,507,025	1,532,931

Deferred gain on capital lease termination (Note 3)	128,719	155,350

Shareholders' Equity (Note 2)
Preferred stock, 700,000 shares authorized, 9% cumulative dividend, 607,745 shares issued and outstanding at June 30, 2001 and December 31, 2000	1,519,363	1,519,363
Common stock; $.01 par value; 10,000,000 shares authorized; 3,513,240 and 3,506,860 issued and outstanding at June 30, 2001 and December 31, 2000, respectively	35,132	35,068
Additional paid-in capital	10,689,645	10,677,396
Accumulated deficit	(10,023,234)	(9,300,130)

TOTAL SHAREHOLDERS' EQUITY	2,220,906	2,931,697

	$16,483,978	$10,500,477

Note:      The Balance Sheet at December 31, 2000 has been derived from the audited financial statements at that date.  See Notes to Financial Statements

MBC HOLDING COMPANY

Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Sales	$8,328,248	$8,627,792	$13,473,463	$14,507,195
Less excise taxes	(267,312)	(119,053)	(438,347)	(563,956)

Net sales	8,060,936	8,508,739	13,035,116	13,943,239

Cost of goods sold	7,170,822	7,037,342	11,912,666	11,770,576

Gross Profit	890,114	1,471,397	1,122,450	2,172,663

Operating expenses:
Advertising	321,783	194,098	512,967	301,048
Sales and marketing	188,925	219,433	450,156	418,658
General and administrative	368,830	434,350	775,067	683,906

Total operating expenses	879,538	847,881	1,738,190	1,403,612

Operating income (loss)	10,576	623,516	(615,740)	769,051

Other income (expense):
Interest income and other (Notes 7 and 9)	(5,136)	(41,125)	121,061	(39,475)
Interest expense	(123,509)	(68,621)	(228,425)	(141,168)

	(128,645)	(109,746)	(107,364)	(180,643)

Net (loss) income before Preferred dividends (Note 5)	$(118,069)	$513,770	$(723,104)	$588,408

Basic (loss) income per common share	$(.04)	$.14	$(.23)	$.15

Diluted (loss) income per common share	$(.04)	$.12	$(.23)	$.13

Basic weighted average shares outstanding	3,507,211	3,499,502	3,507,036	3,499,502

Diluted weighted average shares Outstanding	3,507,211	4,107,247	3,507,036	4,107,247

See Notes to Financial Statements

MBC HOLDING COMPANY

Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,

	2001	2000

Operating Activities
Net (loss) income	$(723,104)	$588,408
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and Amortization	441,294	175,670
Deferred gain on capital lease termination	(26,631)	(15,737)
Changes in assets and liabilities:
Trade accounts receivable	(435,572)	(1,009,257)
Inventories	(603,330)	(191,491)
Prepaid expenses and other assets	(318,807)	(73,878)
Deferred excise tax credit	124,574	608,340
Accounts payable and accrued expenses	2,813,650	628,985

Net cash provided by operating activities	1,272,074	711,040

Investing Activities
Amounts due (to) from related party	452,120	(1,249,809)
Purchases of property and equipment	(5,139,122)	(358,683)
Purchase of intangible and other assets	(96,532)	(61,790)
Investment in unconsolidated subsidiaries and other	(375,646)	—

Net cash used in investing activities	(5,159,180)	(1,670,282)

Financing Activities
Net borrowings (payments) on bank line of credit	1,250,000	(56,999)
Net borrowings on long term debt	2,532,699	1,098,569
Issuance of common stock	12,313	—

Net cash provided by financing activities	3,795,012	1,041,570

Net (decrease) increase in cash and cash equivalents	(92,094)	82,328

Cash and cash equivalents
Beginning	104,571	26,922

Ending	$12,477	$109,250

See Notes to Financial Statements

MBC Holding Company

Notes to Financial Statements

(UNAUDITED)

Note 1.

Basis of presentation

                The balance sheet as of June 30, 2001, the statements of operations for the three and six month periods ended June 30, 2001 and 2000 and the statements of cash flows for the six month period ended June 30, 2001 and 2000 have been prepared by MBC Holding Company (the “Company”) without audit.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position at June 30, 2001, and results of operations and cash flows have been included.  Results of operations for the interim period are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Note 2.

Cumulative Undeclared Dividends

The Company’s Class A Convertible Preferred Stock has a nine percent (9%) cumulative dividend rate.  If, for any reason, the Company is unable to pay any dividend when due, the dividend will accumulate without interest until paid in full.  The Company did not declare or pay a dividend on the Class A Convertible Preferred Stock for the six months ended June 30, 2001.  At June 30, 2001, there was $338,473 of cumulative undeclared dividends.

Note 3.

Deferred Gain

                As discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, on March 29, 1999, the Company terminated its lease with a related party and entered into a new lease with its unconsolidated subsidiary, Gopher State Ethanol, LLC (“GSE”).  As a result of the termination, there was a $248,560 gain on the transaction that was deferred and is being recognized as income over the remaining term of the original lease (November 2003).  As of June 30, 2001 there was $128,719 of deferred gain remaining to be recognized.

Note 4.

U.S. Treasury Note Financed with a Related Party Note

                A U.S. Treasury Note was pledged for purposes of the Bureau of Alcohol, Tobacco and Firearms (“BATF”) Brewer’s Bond.  This Note was purchased with the proceeds from a loan from a related party.  This Treasury Note matures on February 15, 2004, while the related party note matures on April 15, 2002.  Accordingly, the Treasury Note has been classified as long-term and the related party note payable has been classified as short-term for financial statement purposes.

Note 5.

Basic and diluted amounts per share

                The Company computed basic and diluted net loss per share based upon the weighted-average number of common shares outstanding during the periods disclosed. Preferred stock dividends of $34,186 and $68,372 for the three and six month periods ended June 30, 2001, respectively, relating to the Class A Convertible Preferred Stock (Note 2) were included in the net loss attributable to common shareholders in calculating basic loss per share. Preferred stock dividends were not added back to the net loss in calculating diluted loss per share as the effect would have been antidilutive. Potential common shares, such as options, warrants and convertible preferred stock, were not included in the computation of diluted loss per common share as their effect also would have been antidulutive.

                For the three and six month periods ended June 30, 2000, the Company computed basic and diluted net income per share based upon the weighted-average number of common shares outstanding during the quarter. Preferred stock dividends ($34,186 and $68,372 for the three and six month periods ended June 30, 2000, respectively) relating to the Class A convertible preferred stock (Note 2) reduced net income attributable to common shareholders in calculating basic income per share. Potential common shares, such as options and convertible preferred stock, were included in the computation of diluted income per common share.

Note 6.

Income Taxes

                No income tax provision has been presented in the Statements of Operation due to the net loss in 2001 and the utilization of the Company’s net operating loss carryforwards in 2000.  The Company has approximately $9.1 million of net operating loss carryforwards available to offset future taxable income.

Note 7.

Unconsolidated Subsidiary

                During 1997, the Company investigated and began to develop a business for the production of ethanol.  Ethanol is principally produced from the processing of corn, including its fermentation into fuel grade alcohol.   In March 1999, GSE was formed for the purpose of constructing and operating an ethanol facility.  Because of the significant cost of the facility, the Company assisted GSE in obtaining financing by contributing operating assets to GSE and guaranteeing GSE’s construction/mortgage loan.  The Company contributed certain production equipment with a net book value of $1,730,650.  For its contribution and assistance, the Company obtained a 28.5% minority interest in GSE. Construction of the ethanol facility began in April 1999 and operations commenced in June 2000. The operating lease and shared expenses agreements that were executed during 1999 have reduced the Company’s operating expenses. The total amount credited to expense related to the shared expenses agreement was approximately $2.2 million during the first six months of 2001, of which approximately $1.4 million related to expenses incurred by the Company on behalf of GSE.  The equity method of accounting is being used to account for this investment.  Summarized financial information of GSE is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Net Sales	$4,988	$1,408	$10,969	$1,408
Net income	295	—	892	—

Allocation of net income to MBC Holding Company	$38	$—	$114	$—

	June 30, 2001	December 31, 2000

Current assets	$2,801	2,853
Noncurrent assets	26,495	25,524

Total	29,296	28,377

Current liabilities	6,857	6,305
Noncurrent liabilities	12,137	20,667

Total	18,994	26,972

Net assets	$10,302	$1,405

Note 8

Litigation

City of Saint Paul

                In the production of ethanol, Gopher State Ethanol plant had generated odors that resulted in complaints by City residents.

                On March 27, 2001, the City of Saint Paul served the Company, Gopher State Ethanol and the Company's CO2 joint venture with a Summons and Complaint alleging that noise and emissions, including odors, from operations of the brewing, ethanol and CO2 facilities violated City and State nuisance laws and State environmental laws and requested injunctive relief, declaratory relief and damages.

                On May 3, 2001, the City of Saint Paul filed a Summons and Complaint in Ramsey County District Court against the Company alleging misdemeanor violations of City of Saint Paul noise ordinances and State of Minnesota Noise Control Standards. Similar filings were also made against GSE and the CO2 joint venture.

                On June 29, 2001, Gopher State Ethanol completed installation and commenced operations of a thermal oxidizer within the ethanol plant. The thermal oxidizer has eliminated substantially all of the odors that were the subject of the resident and City complaints.

                On July 18, 2001, the Court approved a settlement agreement under which the City of Saint Paul agreed to dismiss the lawsuit with prejudice and the Company and the two other parties each agreed to pay the City $13,000 in restitution.

                The Company and other parties are engaged in discussions to resolve the civil lawsuit. While the Company cannot predict the ultimate disposition of this matter, the Company currently believes the resolution of the lawsuit will not have a material adverse effect on the financial position or operation of the Company.

Note 9.

Investment in joint venture

                The Company has entered into a joint venture agreement with a nonaffiliated third party for the production of carbon dioxide (“CO2”) in a production facility that is located adjacent to the ethanol plant and the brewery.  The joint venture is operated under the name MG-CO2 St. Paul, LLC and is 50 percent owned by the Company and 50 percent owned by Messer Griesheim Industries, a Pennsylvania producer and marketer of CO2. The joint venture began operations in August 2000.  The joint venture purchases raw CO2 gases from GSE.  The investment in this joint venture is accounted for using the equity method.  Unaudited summarized financial information of MG-CO2 St. Paul is as follows (in thousands):

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001

Net sales	$731	$1,370
Net income	(32)	64
Allocation of net (loss) income to MBC Holding Company	(16)	32

	June 30,	December 31,
	2001	2000

Current assets	$631	$799
Noncurrent assets	4,374	4,430

Total	5,005	5,229

Current liabilities	449	1,146
Noncurrent liabilities	4,409	4,000

Total	4,858	5,146

Net assets	$147	$83

                The equity earnings and loss from GSE and CO2  have been included in “Interest income and other” in the statements of operations for the three and six month periods ended June 30, 2001 and June 30, 2000.

Note 10.

Liquidity

                See Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding Liquidity.

Item 2.                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                The Company brews and markets beer primarily under its proprietary Grain Belt, Pig’s Eye and Yellow Belly labels.  The Company also packages and brews beverages for third parties under contract brewing arrangements and private label production agreements.

Results of Operations

                The Company's net sales for the three month period ended June 30, 2001 decreased 5.3% as compared to the same period in 2000. The Company’s net sales for the six month period ended June 30, 2001 decreased 6.5% as compared to the same period in 2000. The decrease in net sales was principally attributed to production downtime and temporary inefficiencies created by the bottle line capacity upgrade described below.

                Sales of proprietary products were down 10.3% and 12.5% in the second quarter and year to date 2001, respectively compared to the same periods in 2000 primarily due to a combination of poor weather in the Midwest in the early months of 2001, market resistance to price increases and delays in production related to the capacity upgrade. The Company plans to continue increased sales and marketing efforts of its proprietary products during 2001 as these product lines offer the best opportunity for growth and overall profitability.

                Contract sales decreased 2.2% and 3.8% in the second quarter and year to date 2001, respectively compared to the same periods in 2000, primarily due to production downtime and temporary inefficiencies created by the bottle line capacity upgrades.

                Export sales remained relatively consistent over the six month period increasing 7.3% and decreasing 6.0% in the second quarter and year to date 2001, respectively over the same periods in 2000. The year to date decrease is primarily due to increased foreign competition and aggressive pricing by competition. The quarter to date increase is primarily due to timing of recurring business. The Company’s export products are primarily composed of can packaging. The Company will continue to explore opportunities that offer additional can volume due to an underutilization of the can line in its production facilities.

Segment Data in sales before excise taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Proprietary	$1,953	$2,177	$3,479	$3,975
Contract	3,765	3,850	5,599	5,818
Export	2,144	1,999	3,434	3,653
Other	466	602	961	1,061

Total	$8,328	$8,628	$13,473	$14,507

        The Company's gross profit decreased $1,050,000 during the first six months of 2001 versus the same period in 2000 and decreased $581,000 in the second quarter of 2001 versus the second quarter of 2000.  The Company's gross profit margin for the first six months of 2001 decreased to 8.6% from 15.6% in 2000. For the second quarter 2001, the Company’s gross profit margin decreased to 11.0% from 17.3% for second quarter 2000. The decrease is due to a combination of lower net sales on a quarter-to-quarter and year-to-year basis, the impact of higher unabsorbed labor and overhead charges due to downtime in connection with the production line capacity increases and additional expenditures for temporary production personnel required as a result of inefficiencies in the start up of the new bottle line.

        The excise tax rate as a percentage of proprietary sales decreased for the six month period ended June 30, 2001 from 14.2% to 12.6% as compared to the same period in 2000. For the quarter ended June 30, 2001 the rate increased from 5.5% to 13.7% as compared to the same period in 2000. The quarterly increase is due to an increase in contract sales customers whose excise taxes are paid by the Company.

        Operating expenses for the three and six month periods ended June 30, 2001 increased $32,000 and $335,000, respectively over the same periods in 2000. As a percentage of net sales, second quarter 2001 operating expenses increased to 10.9% from 10.0% in second quarter 2000 while operating expenses for the six month period ended June 30, 2001 increased to 13.3% from 10.1% during the same period in 2000. The year to date increases are primarily due to increased advertising campaigns and increased personnel.

        Advertising expenses for the three and six month periods of 2001 increased by $128,000 and $212,000, respectively, over the same periods in 2000. As a percentage of net sales, three and six month advertising expenses increased from 2.3% in 2000 to 4.0% in 2001 and from 2.2% in 2000 to 3.9% in 2001, respectively. The increased expenditures and percentages are due to an overall increased advertising effort and a reduction in net sales. As a percentage of proprietary sales, three and six month advertising expenses increased from 8.9% in 2000 to 16.5% in 2001, and from 7.6% to 14.7% in 2001, respectively, due to the increased advertising campaigns with slightly declined sales.

        Sales and marketing for the second quarter of 2001 decreased $31,000, while sales and marketing for the six month period ended June 30, 2001 increased $31,000.  As a percentage of net sales, second quarter 2001 decreased to 2.3% from 2.6% for the same period in 2000 while six months ended June 30, 2001 increased to 3.5% from 3.0% for the same period in 2000.  Sales and marketing expenditures for the second quarter decreased due to the Company minimizing outside commissions in 2001 and timing of expenditures during first and second quarters in 2001. Year to date increases are primarily due to increased salaries and travel expenses.

        General and administrative expenses decreased $66,000 for the second quarter 2001 as compared to second quarter 2000.  However, general and administrative expenses increased $91,000 for the six month period ended June 30, 2001 as compared to the same period in 2000.  As a percentage of net sales, second quarter 2001 general and administrative expenses decreased to 4.6% from 5.1% for the same period in 2000.  However, as a percentage of net sales, six month period ended June 30, 2001 general and administrative expenses increased to 5.9% from 4.9% as compared to the same period in 2000.  The decrease in second quarter expenses is primarily attributed to significantly higher bad debt expense charged in the second quarter 2000. The increased expenses on a year to date basis is primarily attributed to increased professional fees.

        Interest income and net other expenses for the three and six month periods of 2001 increased by $36,000 and $161,000 from expenses of $41,000 and $39,000, respectively in 2000 to expense of $5,000 and income of $121,000 in 2001. The three month and six month increases are primarily due to equity in net earnings of GSE and C02 joint venture of $22,000 and $146,000 for the three and six month periods ended June 30, 2001, respectively. Interest expense increased by $55,000 and $87,000 for the three and six month periods ended June 30, 2001 due to increased borrowing levels, partially offset by recent reductions in the prime rate.

        The Company experienced a net loss of $118,000 and $723,000 for the three and six month periods ended June 30, 2001 compared to net income of $514,000 and $588,000 for the same periods in 2000. During 2000, and the first half of 2001, the Company operated below its production capacity. Therefore, in order to maintain a profitable level of operations the Company has and will continue to seek to increase its sales and production volume. Management continues to pursue opportunities to increase sales volume at profitable margins. Even though sales of proprietary brands decreased during second quarter 2001 due in part to the bottle line upgrade, management believes that the growth of its proprietary labels offers the best opportunity for achieving operating profits in the long term and has increased its efforts on the growth of its proprietary products. An emphasis has been placed on the promotion of these proprietary labels and the generation of additional sales in the Company’s core geographic market areas. In addition, management anticipates growth in both its contract products and export sales. Management believes these anticipated increases in sales volume during the second half of 2001 will allow the Company to operate at a higher level of capacity thereby increasing overall profitability.

Liquidity and Capital Resources

        Working capital deficit at June 30, 2001 increased $5.9 million to a deficit of $7.2 million from a deficit of $1.3 million at December 31, 2000. The increase in current assets of $813,000 was more than offset by an increase in current liabilities of $6.7 million. The increase in current liabilities was due principally to increases in the bank line of credit of $1.3 million, current maturities of long term debt of $2.5 million, trade accounts payable of $2.5 million and accrued expenses of $439,000.

        During the six months ended June 30, 2001, the Company generated net cash from operating activities of $1.3 million which was due to an increase in trade accounts payable and accrued expenses of $2.8 million, depreciation and amortization of $441,000 and an increase in the deferred excise tax credit of $125,000.  These amounts were partially offset by the net loss of $723,000, an increase in inventories of $603,000, an increase in trade accounts receivable of $436,000, an increase in prepaid expenses of $319,000 and a decrease in deferred gain on capital lease termination of $26,000.

        The Company used $5.2 million of cash for investing activities to purchase $5.1 million of long-lived assets, increase intangible assets by $97,000 and increase investments in joint venture and other assets by $376,000. These amounts were partially offset by a decrease in amounts due from related party of $452,000.

        The Company generated $3.8 million of cash from financing activities primarily through net borrowings on the bank line of credit of $1.3 million and net borrowings on long-term debt of $2.5 million, including $1.0 million classified as current maturities of long term debt at June 30, 2001.

        Prior to March 29, 1999, the Company leased its land, building and the vast majority of the production equipment from the Minnesota Brewing Limited Partnership (the ”Partnership”). The lease agreements had been accounted for as capital leases. On March 29, 1999, the Company and the Partnership terminated their lease agreements. In connection with the lease termination the Company realized a gain of $248,560, which was deferred and is being amortized into income over 56 months, which was the number of months remaining under the lease agreement. The Partnership also contributed its interest in the real estate and equipment that had been previously leased to the Company, to GSE. On March 29, 1999, the Company and GSE entered into a new operating lease agreement for the same land, building and production equipment that the Company had previously leased from the Partnership. The new lease agreement provides for rent of $25,000 per month and has an initial term of ten years through March 2009. The agreement also provides for three ten-year renewal periods. The Company has the right to purchase at fair market value the brewing facilities and equipment at any time during the term of the lease.  The Company has also entered into a shared facilities and services agreement, under which it shares certain office space, administrative expenses, property taxes, insurance and services with GSE.

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

        As a small brewer producing less than 2,000,000 barrels per year, the Company presently receives an $11 per barrel credit against the $18 per barrel federal excise tax on the first 60,000 barrels of taxable production.  The cash benefit of this $660,000 is primarily received in the first two quarters of the year. For accounting purposes, this credit is allocated throughout the year based upon projected taxable sales.

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

        As of June 30, 2001, the Company had net operating loss carryforwards totaling $9.1 million available.  To the extent the Company generates taxable income during the periods in which this net operating loss carryfoward is available, the Company’s cash requirements for payment of income tax will be reduced.

        On December 31, 1998, the Company issued 547,614 shares of Class A Convertible Preferred Stock to the Partnership in satisfaction of $1,369,036 owed for deferred rents and accrued interest. On March 31, 1999, the Company issued 60,131 shares of Class A Convertible Preferred Stock to the Partnership in satisfaction of $150,327 owed for deferred rents and accrued interest. The preferred shares have a 9% cumulative dividend rate and are convertible into common stock at the rate of one share of common stock per share of preferred stock. The holders of preferred stock are entitled to the number of votes equal to the number of shares of common stock into which the preferred stock could be converted. At June 30, 2001, the amount of dividends in arrears was $338,473. These dividends are only payable from net income. If the dividends are not paid, they accumulate without interest. The preferred shares mature on December 31, 2003, at which time the Company can, at its option, issue common stock priced at the current market value or pay cash equal to the $1,519,363 plus any unpaid dividends. The aggregate liquidation preference at March 31, 2001 was $1,857,836.

        The Company has a $3.5 million revolving credit agreement, subject to certain borrowing base restrictions. The bank line of credit had $3.0 million outstanding at June 30, 2001. The line of credit agreement was extended to and expires on August 31, 2001, contains covenants, which include limitations on the Company’s ability to pay dividends as well as requiring the Company to maintain certain financial requirements, including maintaining a minimum net worth level.  Substantially all of the Company’s assets were pledged as collateral under this agreement.

        On May 23, 2001 the Company finalized the financing for the bottle line and can line upgrades from the same financial institution with which it has its operating line of credit. The financing includes two notes which total $5.0 million. One note in the amount of $600,000 amortizes over 48 months and the second note in the amount of $4.4 million amortizes over 60 months. As of June 30, 2001, the $600,000 note was fully drawn and the draws on the second note totaled $1.9 million. The Company expects to draw the remaining balance of the second note in third quarter 2001. The equipment financing is backed by a letter of credit for part of the amount which was posted on behalf of the Company by one of the Company’s major customers.

        The new financing contains the same covenants and restrictions as the line of credit. Substantially all assets of the Company were pledged as collateral under these agreements. As of June 30, 2001, the Company was in technical violation of certain covenants, which have been subsequently waived by the financial institution.

        During the first six months of 2001, the Company spent approximately $4.5 million to upgrade its bottle line.  Due to overcapacity and plant closings in certain segments of the brewing industry, the Company was able to construct the line, in part, through acquisition of used equipment.  Although the Company believes it achieved significant cost savings as a result of its acquisition of used equipment, the process of integrating the equipment into the upgraded line took longer than originally anticipated and resulted in delays in full implementation of the new line.  As a result, the Company‘s contract and proprietary sales were both affected in the second quarter and revenues were lower than expected.  The delays continued throughout July.   The line became operational in late July 2001 and should perform in accordance with the Company’s expectations.

        The Company also has a $1.0 million line of credit agreement with the Partnership through April 15, 2002. Advances outstanding were $1.0 million at June 30, 2001.  In addition, the Partnership provided $500,000 for purposes of pledging a U.S. Treasury Note for the BATF bond. This $500,000 loan is also due April 15, 2002. These borrowings were subordinated to the equipment notes discussed above. These amounts were classified as short term at June 30, 2001, because their due date was less than twelve months.

        The Company’s $3.5 million working capital facility expires on August 31, 2001, and the Company is in the process of negotiating a renewal of this facility. The Company believes this facility, together with the $5.0 million equipment financing from the same financial institution and the $1.5 million borrowings from the Partnership will be sufficient to meet the Company’s working capital and capital resource needs during 2001. In the event the Company is unable to negotiate a renewal of the $3.5 million working capital facility or otherwise obtain adequate working capital financing, it would have a material adverse effect on the Company.

        Due to the seasonal nature of its business and packaging line upgrades in 2000 and 2001, the June 30, 2001 working capital position is not indicative of its future needs. On a long-term basis, the Company may need to obtain additional financing in meeting the March 2002-due date of its related party obligations. The Company is exploring alternatives for long-term debt and equity financing.

Gopher State

        Beginning in 1997 and continuing through 1999, the Company investigated and began to develop a business for the production of ethanol, distilled grains and raw CO2 gas. Ethanol is principally produced from the processing of corn including its fermentation into fuel grade alcohol. The construction of the facility was completed in June 2000. Due to the significant cost of the facility, the Company had to solicit investors to satisfy lenders’ request for equity and as a result, has a minority interest in the ethanol operation. The operating lease and shared expenses agreements that were executed during 1999 have reduced the Company’s operating expenses. The total amount credited to expense related to the shared expenses agreement was approximately $2.2 million during the first six months of 2001, of which approximately $1.4 million related to expenses incurred by the Company on behalf of GSE. The equity method of accounting is being used to account for this investment. See Note 7 in the financial statements.

CO2  Joint Venture

        The Company has entered into a joint venture agreement with a nonaffiliated third party for the production of carbon dioxide (“CO2”) in a production facility, which is located adjacent to the ethanol plant and the brewery.  The joint venture is operated under the name MG-CO2 St. Paul, and is 50 percent owned by the Company and 50 percent owned by Messer Griesheim Industries, a Pennsylvania producer and marketer of CO2.  The joint venture began operations in August 2000.  The joint venture purchases raw CO2 gases from GSE and then further processes the gases into finished product. The results of the operations for the joint venture are accounted for using the equity method. See Note 9 in the financial statements.

Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board issued two new statements. Statement No. 141, Business Combinations, eliminates the pooling method of accounting for business combinations occurring after June 30, 2001. Statement No. 142, Goodwill and Other Intangible Assets, eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life and requires, at a minimum, issuers perform annual impairment tests of goodwill and other intangible assets that are determined to have an indefinite life. The Company has not yet completed its full assessment of the effect of these new standards on its financial statements, but believes their impact will not be significant. The standards generally are required to be implemented by the Company in its 2002 financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

        The Company entered into a $3.5 million line of credit with a financial institution with an interest rate that is one and one-half percent above the prime rate, term notes for equipment purchases in the amounts of $4.4 million and $600,000 with the same financial institution with interest rates that are two percent above the prime rate and a line of credit with the Partnership under which it has current borrowings of $1.5 million with an interest rate that is one percent above the prime rate. The Company currently believes that a 10% increase or reduction in interest rates would not have a material effect on its future earnings, fair values or cash flows. In connection with the construction of an ethanol facility, its minority-owned subsidiary GSE obtained permanent financing up to $16 million, with an interest rate that also varies with the prime rate. As a result, the Company’s results of operations may become more affected by interest rate movements.

        As of June 30, 2001, the Company has not entered into any derivatives or other market risk sensitive instruments. In addition, there have been no losses experienced due to interest rate or foreign currency exposure. However, the Company has some commodity price risk exposure as a result of its equity investment in minority-owned subsidiary, GSE. The Company anticipates that in the future, GSE may engage in hedging transactions with respect to its acquisition of commodities used in the production of ethanol.

PART II	OTHER INFORMATION

Item 1.                    Legal Proceedings

City of Saint Paul

In the production of ethanol, Gopher State Ethanol plant had generated odors that resulted in complaints by City residents.

On March 27, 2001, the City of Saint Paul served the Company, Gopher State Ethanol and the Company's CO2 joint venture with a Summons and Complaint alleging that noise and emissions, including odors, from operations of the brewing, ethanol and CO2 facilities violated City and State nuisance laws and State environmental laws and requested injunctive relief, declaratory relief and damages.

On May 3, 2001, the City of Saint Paul filed a Summons and Complaint in Ramsey County District Court against the Company alleging misdemeanor violations of City of Saint Paul noise ordinances and State of Minnesota Noise Control Standards. Similar filings were also made against GSE and the CO2 joint venture.

On June 29, 2001, Gopher State Ethanol completed installation and commenced operations of a thermal oxidizer within the ethanol plant. The thermal oxidizer has eliminated substantially all of the odors that were the subject of the resident and City complaints.

On July 18, 2001, the Court approved a settlement agreement under which the City of Saint Paul agreed to dismiss the lawsuit with prejudice and the Company and the two other parties each agreed to pay the City $13,000 in restitution.

The Company and other parties are engaged in discussions to resolve the civil lawsuit. While the Company cannot predict the ultimate disposition of this matter, the Company currently believes the resolution of the lawsuit will not have a material adverse effect on the financial position or operation of the Company.

Item 2.                    Changes in Securities

During the quarter ended June 30, 2001, the Company issued 6,380 shares of restricted common stock in payment of a $12,313 obligation to a third party for executive search consulting services provided to the Company. The Company believes the transaction was exempt pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.                    Defaults Upon Senior Securities

None

Item 4.                    Submission of Matters to a Vote of Security Holders

None

Item 5.                    Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

	a)	Exhibits

	10.1	Amended and Restated General Credit and Security Agreement dated as of March 29, 2001 between Bremer Business Finance Corporation and MBC Holding Company (1)

	10.2	Amendment No.1 dated as of May 22, 2001 to Amended and Restated General Credit and Security Agreement between Bremer Business Finance Corporation and MBC Holding Company

	10.3	Amendment No.2 to Amended and Restated General Credit and Security Agreement dated as of June 25, 2001 between Bremer Business Finance Corporation and MBC Holding Company

	10.4	Contract Manufacturing Supply Agreement dated September 22, 1999 between Mark Anthony International, SRL and Minnesota Brewing Company (1)

	10.5	Amendment dated May 22, 2001 to Contract Manufacturing Supply Agreement between Mark Anthony Brewing, Inc. and MBC Holding Company (1)

	10.6	Financial Assistance and Indemnity Agreement dated May 22, 2001 between Mark Anthony Brewing, Inc and MBC Holding Company (1)

(1) Pursuant to Rule 24b-2, certain information has been deleted from this Exhibit and filed separately with the Commission.

	(b)	Reports on Form 8-K

None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBC HOLDING COMPANY
Dated:	August 14, 2001	/s/ Charles M. Woodside

Charles M. Woodside
Vice President of Finance (Chief Financial Officer)