Form 10-Q
period 2001-09-30
MBC HOLDING CO
filed 2001-11-14
CIK 913159

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _______________.

Commission File Number 0-23846

MBC Holding Company

(Exact name of registrant as specified in its charter)

Minnesota

41-1702599

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

882 West Seventh Street, Saint Paul, Minnesota

55102

(Address of principal executive offices)	(zip code)

(651) 228-9173

(Issuer's Telephone Number)

Indicate by checkmark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒   NO ☐

As of October 29, 2001, the Company had outstanding 3,513,240 shares of Common Stock, no par value per share, and 607,745 shares of Class A Convertible Preferred Stock.

MBC HOLDING COMPANY

Part I. Financial Information

Item 1. Financial Statements

MBC HOLDING COMPANY

Balance Sheets

	September 30,	December 31,
	2001	2000
	(unaudited)	(note)
Assets
Current Assets
Cash and cash equivalents	$119,487	$104,571
Trade accounts receivable, less allowance for doubtful accounts of $175,000 and $144,000 at September 30, 2001 and December 31, 2000, respectively	2,074,827	1,486,764
Due (to) from related party	(140,529)	429,661
Prepaid expenses	462,334	273,982
Inventories:
Raw materials	206,860	186,316
Work in progress	553,197	328,040
Finished goods	752,120	630,013
Packaging	894,458	667,354
Other	550,140	494,726
Total Inventories	2,956,775	2,306,449

Total Current Assets	5,472,894	4,601,427

Investments
Unconsolidated subsidiary (Note 7)	1,903,120	1,680,959
U.S. Treasury Note (Note 4)	500,000	500,000
Joint venture and other (Note 8)	305,002	185,356
Total Investments	2,708,122	2,366,315

Property and Equipment, at cost	10,848,906	3,847,458
Less accumulated depreciation	(1,383,317)	(701,231)
Net property and equipment	9,465,589	3,146,227

Intangible and other assets	414,737	386,508

	$18,061,342	$10,500,477

Note:      The Balance Sheet at December 31, 2000 has been derived from the audited financial statements at that date.  See Notes to Financial Statements.

	September 30,	December 31,
	2001	2000
	(unaudited)	(note)

Liabilities and Shareholders' Equity

Current Liabilities
Bank line of credit	$2,982,243	$1,732,243
Current Maturities of long term debt (Note 4)	2,540,630	8,753
Trade accounts payable	6,899,232	3,551,583
Accrued Expenses:
Compensation	534,822	418,793
Beverage taxes	157,261	72,927
Other	278,710	96,200

Total Current Liabilities	13,392,898	5,880,499

Long term debt	3,433,851	1,532,931

Deferred gain on capital lease termination (Note 3)	115,403	155,350

Shareholders' Equity (Note 2)
Preferred stock, 700,000 shares authorized, 9% cumulative dividend, 607,745 shares issued and outstanding at September 30, 2001 and December 31, 2000	1,519,363	1,519,363
Common stock; $.01 par value; 10,000,000 shares authorized; 3,513,240 and 3,506,860 issued and outstanding at September 30, 2001 and December 30, 2000, respectively	35,132	35,068
Additional paid-in capital	10,689,645	10,677,396
Accumulated deficit	(11,124,950)	(9,300,130)

TOTAL SHAREHOLDERS' EQUITY	1,119,190	2,931,697

	$18,061,342	$10,500,477

Note:      The Balance Sheet at December 31, 2000 has been derived from the audited financial statements at that date.  See Notes to Financial Statements.

MBC HOLDING COMPANY

Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Sales	$7,529,862	$7,915,821	$21,007,857	$22,423,016
Less excise taxes	(314,991)	(267,902)	(753,337)	(831,858)

Net sales	7,214,871	7,647,919	20,254,520	21,591,158

Cost of goods sold	7,212,154	6,320,678	19,130,530	18,091,254

Gross Profit	2,717	1,327,241	1,123,990	3,499,904

Operating expenses:
Advertising	205,480	194,548	679,859	495,596
Sales and marketing	249,994	188,632	735,823	607,290
General and administrative	449,345	366,762	1,226,149	1,050,668

Total operating expenses	904,819	749,942	2,641,831	2,153,554

Operating (loss) income	(902,102)	577,299	(1,517,841)	1,346,350

Other income (expense):
Equity earnings, net (Note 7 & 8)	26,161	--	172,508	--
Other income (expense)	7,243	28,411	(18,044)	(11,064)
Interest expense	(233,018)	(100,370)	(461,443)	(241,538)
	(199,614)	(71,959)	(306,979)	(252,602)

Net (loss) income before
Preferred dividends (Note 5)	$(1,101,716)	$505,340	$(1,824,820)	$1,093,748

Basic (loss) income per common share	$(.32)	$.13	$(.55)	$.28

Diluted (loss) income per common share	$(.32)	$.12	$(.55)	$.26

Basic weighted average shares outstanding	3,513,240	3,506,860	3,509,127	3,506,860

Diluted weighted average shares Outstanding	3,513,240	4,189,642	3,509,127	4,174,807

See Notes to Financial Statements

MBC HOLDING COMPANY

Statements of Cash Flows (Unaudited)

Nine Months Ended

September 30,

	2001	2000

Operating Activities

Net (loss) income	$(1,824,820)	$1,093,748
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and Amortization	800,660	294,300
Deferred gain on capital lease termination	(39,947)	(29,052)
Changes in assets and liabilities:
Trade accounts receivable	(588,063)	(946,466)
Inventories	(650,326)	3,474
Prepaid expenses and other assets	(188,352)	(90,979)
Accrued beverage taxes	84,334	223,196
Accounts payable and accrued expenses	3,103,587	1,686,891

Net cash provided by operating activities	697,073	2,235,112

Investing Activities

Amounts due (to) from related party	570,190	(457,526)
Purchases of property and equipment	(6,458,847)	(835,181)
Purchase of intangible and other assets	(146,803)	(113,416)
Investment in unconsolidated subsidiaries and other	(341,807)	(26,315)

Net cash used in investing activities	(6,377,267)	(1,432,438)

Financing Activities

Net borrowings (payments) on bank line of credit	1,250,000	(689,320)
Net borrowings (payments) on long term debt	4,432,797	(41,381)
Issuance of common stock	12,313	--

Net cash provided by (used in) financing activities	5,695,110	(730,701)

Net increase in cash and cash equivalents	14,916	71,973

Cash and cash equivalents
Beginning	104,571	26,922
Ending	$119,487	$98,895

Supplemental Schedule of Noncash Investing and Financing Activities
Fixed assets purchased with vendor accounts payable	$542,601	$--

See Notes to Financial Statements

MBC Holding Company

Notes to Financial Statements

(UNAUDITED)

Note 1.

Basis of Presentation

                The balance sheet as of September 30, 2001, the statements of operations for the three and nine month periods ended September 30, 2001 and 2000 and the statements of cash flows for the nine month periods ended September 30, 2001 and 2000 have been prepared by MBC Holding Company (the “Company”) without audit.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position at September 30, 2001, and results of operations and cash flows have been included. Results of operations for the interim period are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Note 2.

Cumulative Undeclared Dividends

                The Company’s Class A Convertible Preferred Stock has a nine percent (9%) cumulative dividend rate. If, for any reason, the Company is unable to pay any dividend when due, the dividend will accumulate without interest until paid in full. The Company did not declare or pay a dividend on the Class A Convertible Preferred Stock for the nine months ended September 30, 2001. At September 30, 2001, there was $372,659 of cumulative undeclared dividends.

Note 3.

Deferred Gain

                As discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, on March 29, 1999, the Company terminated its lease with a related party and entered into a new lease with its unconsolidated subsidiary, Gopher State Ethanol, LLC (“GSE”). As a result of the termination, there was a $248,560 gain on the transaction that was deferred and is being recognized as income over the remaining term of the original lease (November 2003). As of September 30, 2001, there was $115,403 of deferred gain remaining to be recognized.

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

Note 5.

Basic and Diluted Amounts per Share

                The Company computed basic and diluted net loss per share based upon the weighted-average number of common shares outstanding during the periods disclosed. Preferred stock dividends of $34,186 and $102,558 for the three and nine month periods ended September 30, 2001, respectively, relating to the Class A Convertible Preferred Stock (Note 2) were included in the net loss attributable to common shareholders in calculating basic loss per share. Preferred stock dividends were not added back to the net loss in calculating diluted loss per share as the effect would have been antidilutive. Potential common shares, such as options, warrants and convertible preferred stock, were not included in the computation of diluted loss per common share as their effect also would have been antidulutive.

                For the three and nine month periods ended September 30, 2000, the Company computed basic and diluted net income per share based upon the weighted-average number of common shares outstanding during the quarter. Preferred stock dividends ($34,186 and $102,558 for the three and nine month periods ended September 30, 2000, respectively) relating to the Class A convertible preferred stock (Note 2) reduced net income attributable to common shareholders in calculating basic income per share. Potential common shares, such as options and convertible preferred stock, were included in the computation of diluted income per common share.

Note 6.

Income Taxes

                No income tax provision has been presented in the Statements of Operation due to the net loss in 2001 and the utilization of the Company’s net operating loss carryforwards in 2000. The Company has approximately $9.1 million of net operating loss carryforwards available to offset future taxable income.

Note 7.

Unconsolidated Gopher State Ethanol Subsidiary

                During 1997, the Company investigated and began to develop a business for the production of ethanol. Ethanol is principally produced from the processing of corn, including its fermentation into fuel grade alcohol.  In March 1999, GSE was formed for the purpose of constructing and operating an ethanol facility. Because of the significant cost of the facility, the Company assisted GSE in obtaining financing by contributing operating assets to GSE and guaranteeing GSE’s construction/mortgage loan. The Company contributed certain production equipment with a net book value of $1,730,650. For its contribution and assistance, the Company obtained a 28.5% minority interest in GSE. Construction of the ethanol facility began in April 1999 and operations commenced in June 2000. The operating lease and shared expenses agreements that were executed during 1999 have reduced the Company’s operating expenses. The total amount credited to expense related to the shared expenses agreement was approximately $2.7 million during the first nine months of 2001, of which approximately $2.3 million related to expenditures incurred by the Company on behalf of GSE. The equity method of accounting is being used to account for this investment. Summarized financial information of GSE is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Net Sales	$4,913	$4,703	$15,882	$6,111
Net income	838	268	1,730	268
Allocation of net income to MBC Holding Company	$108	$-	$222	$-

	September 30,	December 31,
	2001	2000
Current assets	$2,643	2,853
Noncurrent assets	26,730	25,524
Total	29,373	28,377

Current liabilities	6,466	6,305
Noncurrent liabilities	11,946	20,667
Total	18,412	26,972

Net assets	$10,961	$1,405

Note 8.

Investment in Carbon Dioxide Joint Venture

                The Company has entered into a joint venture agreement with a nonaffiliated third party for the production of carbon dioxide (“CO2”) in a production facility that is located adjacent to the ethanol plant and the brewery. The joint venture is operated under the name MG-CO2 St. Paul, LLC and is 50 percent owned by the Company and 50 percent owned by Messer Griesheim Industries, a Pennsylvania producer and marketer of CO2 The joint venture, which began operations in August 2000, purchases raw CO2 gases from GSE. The investment in this joint venture is accounted for using the equity method. Unaudited summarized financial information of MG-CO2 St. Paul is as follows (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2001	2001
Net sales	$771	$2,141
Net loss	(163)	(99)
Allocation of net loss to the Company	(82)	(50)

	September 30,	December 31,
	2001	2000
Current assets	$651	$799
Noncurrent assets	4,257	4,430
Total	4,908	5,229

Current liabilities	515	1,146
Noncurrent liabilities	4,410	4,000
Total	4,925	5,146
Net assets	$(17)	$83

                The equity earnings and loss from GSE and CO2  have been included in “Interest income and other” in the statements of operations for the three and nine month periods ended September 30, 2001 and September 30, 2000.

Note 9.

Litigation

City of Saint Paul

                In the production of ethanol and related production of carbon dioxide (CO2), the ethanol and CO2 plants generated noises and odors that resulted in complaints by City of Saint Paul residents.

                On March 27, 2001, the City of Saint Paul served the Company, GSE and the Company's CO2 joint venture with a civil Summons and Complaint alleging that noise and emissions, including odors, from operations of the brewing, ethanol and CO2 facilities violated City and State nuisance laws and State environmental laws and requested injunctive relief, declaratory relief and damages.

                On May 3, 2001, the City of Saint Paul filed a Summons and Complaint in Ramsey County District Court against the Company alleging misdemeanor violations of City of Saint Paul noise ordinances and State of Minnesota Noise Control Standards. Similar filings were also made against GSE and the CO2 joint venture.

                On June 29, 2001, GSE completed installation and commenced operation of a thermal oxidizer within the ethanol plant. The thermal oxidizer has the capacity to eliminate substantially all of the odors that were the subject of the resident and City complaints.

                On July 18, 2001, the Court approved a settlement agreement under which the City of Saint Paul agreed to dismiss the criminal lawsuit with prejudice and the Company and the two other parties each agreed to pay the City $13,000 in restitution. The amounts have been paid and the criminal lawsuit has been dismissed with prejudice.

                The Company and the other defendants have filed a motion for dismissal of the civil lawsuit and the City has filed a motion for an injunction requiring remediation of the remaining noise and odor emissions associated with ethanol and CO2 production. A hearing on the motions has been scheduled for December 7, 2001.

                The City, the Company and other parties agreed to mediation of the issues, which began on November 5, 2001. While the Company cannot predict the ultimate disposition of this matter, the Company currently believes the resolution of the lawsuit will not have a material adverse effect on the financial position or operation of the Company.

Note 10.

Liquidity

                The Company had a working capital deficit of $7.9 million at September 30, 2001.  As a result of the operating inefficiencies in the Capacity Upgrade described below, the Company is currently unable to generate sufficient cash flow to pay all of its vendors in a timely manner.  The Company is in the process of attempting to restructure its obligations and indebtedness.  In addition, the Company is exploring alternatives to obtain additional permanent capital.  There can be no assurance that the Company will be able to successfully restructure its indebtedness or to obtain additional permanent capital.  If the Company is unable to restructure its indebtedness or obtain additional permanent capital, it may have an adverse effect on the Company, including its ability to continue operations.

                See Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding liquidity.

Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                The Company brews and markets beer primarily under its proprietary Grain Belt, Pig’s Eye and Yellow Belly labels. The Company also packages and brews beverages for third parties under contract brewing arrangements and private label production agreements.

Results of Operations

                The Company's net sales for the three and nine month periods ended September 30, 2001 decreased 5.7% and 6.2%, respectively as compared to the same periods in 2000. The decrease in net sales was principally attributed to production downtime and inefficiencies created by the bottle line Capacity Upgrade.

                Sales of proprietary products were up 6.7% for the third quarter 2001 compared to the same period in 2000 while proprietary sales for the nine months ended September 30, 2001 were down 6.1% compared to the same period in 2000. The year to date decrease is primarily due to a combination of poor weather in the Midwest in the early months of 2001, market resistance to price increases and delays in production related to the Capacity Upgrade. The quarter to date increase is primarily due to pre-third quarter delays being produced in third quarter.

                Contract sales decreased 8.0% and 5.8% in the third quarter and year to date 2001, respectively compared to the same periods in 2000. The third quarter and year to date decreases were due to the Company’s overall inability to produce to customer demands, primarily due to production downtime and inefficiencies created by the bottle line capacity upgrades.

                Export sales decreased 25.6% and 10.4% in the third quarter and year to date 2001, respectively over the same periods in 2000. The decreases are primarily due to increased foreign competition and aggressive pricing by competition. The Company’s export products are primarily composed of can packaging. The Company will continue to explore opportunities that offer additional can volume due to an underutilization of the can line in its production facilities.

Segment Data in sales before excise taxes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Proprietary	$2,105	$1,973	$5,584	$5,947
Contract	4,286	4,661	9,885	10,492
Export	780	1,048	4,214	4,703
Other	359	234	1,325	1,281
Total	$7,530	$7,916	$21,008	$22,423

                The Company had one major customer during 2001. Total sales for the three and nine month periods ended September 30, 2001, were $3.0 million and $6.9 million, respectively, and the accounts receivable balance at September 30, 2001 was approximately $394,000.

                The Company's gross profit decreased $2,376,000 during the first nine months of 2001 versus the same period in 2000 and decreased $1,325,000 in the third quarter of 2001 versus the third quarter of 2000. The Company's gross profit margin for the first nine months of 2001 decreased to 5.5% from 16.2% in 2000. For the third quarter 2001, the Company’s gross profit margin decreased to 0.1% from 17.4% for third quarter 2000. The decrease is due to the impact of higher unabsorbed labor and overhead charges due to significant inefficiencies created in connection with the production line Capacity Upgrade and additional expenditures for temporary production personnel required as a result of these inefficiencies.

                The excise tax rate as a percentage of proprietary sales increased for the nine month period ended September 30, 2001 from 14.0% to 13.5% as compared to the same period in 2000. For the quarter ended September 30, 2001 the rate increased from 13.6% to 15.0% as compared to the same period in 2000. The third quarter increase is due to an increase in contract sales customers in the third quarter whose excise taxes are paid by the Company.

                Operating expenses for the three and nine month periods ended September 30, 2001 increased $155,000 and $488,000, respectively over the same periods in 2000. As a percentage of net sales, third quarter 2001 operating expenses increased to 12.5% from 9.8% in third quarter 2000 while operating expenses for the nine month period ended September 30, 2001 increased to 13.0% from 10.0% during the same period in 2000. The year to date increases are primarily due to an increased advertising campaign and increased professional fees (discussed below).

                Advertising expenses for the three and nine month periods of 2001 increased by $11,000 and $184,000, respectively, over the same periods in 2000. As a percentage of net sales, three and nine month advertising expenses increased from 2.5% in 2000 to 2.8% in 2001 and from 2.3% in 2000 to 3.4% in 2001, respectively. The increased expenditures and percentages are due to an overall increased advertising effort and a reduction in net sales. As a percentage of proprietary sales, third quarter advertising expense decreased from 9.9% in 2000 to 9.8% in 2001.  The third quarter decrease was due to the increased proprietary sales compared to 2000.  Year to date September 30, 2001 advertising expenses as a percentage of proprietary sales increased from 8.3% in 2000 to 12.2% in 2001.  The year to date increase was due to the increased advertising campaigns with decreased sales.

                Sales and marketing for the third quarter and year to date 2001 increased $61,000 and $129,000, respectively over the same periods of 2000. As a percentage of net sales, third quarter 2001 increased to 3.5% from 2.5% for the same period in 2000 and nine months ended September 30, 2001 increased to 3.6% from 2.8% for the same period in 2000. The increases are primarily due to increased salaries and travel expenses.

                General and administrative expenses increased $83,000 and $175,000 for the third quarter and year to date, respectively, as compared to the same periods in 2000. As a percentage of net sales, general and administrative expenses for the three and nine month periods ended September 30, 2001, increased to 6.2% and 6.1% from 4.8% and 4.9%, respectively, as compared to the same periods in 2000. The increased expenses on a year to date basis is primarily attributed to increased professional fees related in large part to litigation brought by the City of Saint Paul (see Part II, Item 1. Legal Proceedings).

                Equity in net earnings of the unconsolidated subsidiaries increased by $26,000 and $173,000 for the three and nine month periods ended September 30, 2001, respectively, due to equity earnings of GSE, partially offset by the CO2 joint venture’s loss (see notes 7 and 8). The changes in other income and expense for the three and nine month periods ended September 30, 2001 remained consistent year over year.  Interest expense increased $132,000 and $220,000 for the three and nine month periods ended September 30, 2001, respectively, due to increased borrowing levels, partially offset by recent reductions in the prime rate.

                The Company experienced a net loss of $1.1 million and $1.8 million for the three and nine month periods ended September 30, 2001, respectively, compared to net income of $505,000 and $1.1 million for the same periods in 2000. During 2000 and 2001, the Company operated below its production capacity. Therefore, in order to obtain a profitable level of operations the Company has and will continue to seek to increase its sales and production volume. Management continues to pursue opportunities to increase sales volume at profitable margins. Even though sales of proprietary brands decreased during year 2001 due in part to the Capacity Upgrade, management believes that the growth of its proprietary labels offers the best opportunity for achieving operating profits in the long term and has increased its efforts on the growth of its proprietary products. An emphasis has been placed on the promotion of these proprietary labels and the generation of additional sales in the Company’s core geographic market areas. In addition, management anticipates growth in both its contract products and export sales.

Liquidity and Capital Resources

                Working capital deficit at September 30, 2001 increased $6.6 million to a deficit of $7.9 million from a deficit of $1.3 million at December 31, 2000. The increase in current assets of $871,000 was more than offset by an increase in current liabilities of $7.5 million. The increase in current liabilities was due principally to increases in the bank line of credit of $1.3 million, current maturities of long term debt of $2.5 million, trade accounts payable of $3.3 million and accrued expenses of $383,000.

                During the nine months ended September 30, 2001, the Company generated net cash from operating activities of $697,000 which was due to an increase in trade accounts payable and accrued expenses of $3.1 million, depreciation and amortization of $801,000 and an increase in the accrued beverage taxes of $84,000. These amounts were partially offset by the net loss of $1.8 million, an increase in inventories of $650,000, an increase in trade accounts receivable of $588,000, an increase in prepaid expenses of $188,000 and a decrease in deferred gain on capital lease termination of $40,000.

                The Company used $6.4 million of cash for investing activities to purchase $6.5 million of long-lived assets, increase intangible assets by $147,000 and increase investments in unconsolidated subsidiaries and other assets by $342,000. These amounts were partially offset by a decrease in amounts due from related party of $570,000.

                The Company generated $5.7 million of cash from financing activities primarily through net borrowings on the bank line of credit of $1.3 million and net borrowings on long-term debt of $4.4 million, including $1.0 million classified as current maturities of long term debt at September 30, 2001.

                Prior to March 29, 1999, the Company leased its land, building and the vast majority of the production equipment from the Minnesota Brewing Limited Partnership (the ”Partnership”). The lease agreements had been accounted for as capital leases. On March 29, 1999, the Company and the Partnership terminated their lease agreements. In connection with the lease termination the Company realized a gain of $248,560, which was deferred and is being amortized into income over 56 months (the number of months remaining under the lease agreement). The Partnership also contributed its interest in the real estate and equipment that had been previously leased to the Company to GSE. On March 29, 1999, the Company and GSE entered into a new operating lease agreement for the same land, building and production equipment that the Company had previously leased from the Partnership. The new lease agreement provides for rent of $25,000 per month and has an initial term of ten years through March 2009. The agreement also provides for three ten-year renewal periods. The Company has the right to purchase at fair market value the brewing facilities and equipment at any time during the term of the lease. The Company has also entered into a shared facilities and services agreement under which it shares certain office space, administrative expenses, property taxes, insurance and services with GSE.

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

                As of September 30, 2001, the Company had net operating loss carryforwards totaling $9.1 million available. To the extent the Company generates taxable income during the periods in which this net operating loss carryfoward is available, the Company’s cash requirements for payment of income tax will be reduced.

                On December 31, 1998, the Company issued 547,614 shares of Class A Convertible Preferred Stock to the Partnership in satisfaction of $1,369,036 owed for deferred rents and accrued interest. On March 31, 1999, the Company issued 60,131 shares of Class A Convertible Preferred Stock to the Partnership in satisfaction of $150,327 owed for deferred rents and accrued interest. The preferred shares have a 9% cumulative dividend rate and are convertible into common stock at the rate of one share of common stock per share of preferred stock. The holders of preferred stock are entitled to the number of votes equal to the number of shares of common stock into which the preferred stock could be converted. At September 30, 2001, the amount of dividends in arrears was $372,659. These dividends are only payable from net income. If the dividends are not paid, they accumulate without interest. The preferred shares mature on December 31, 2003, at which time the Company can, at its option, issue common stock priced at the current market value or pay cash equal to the $1,519,363 plus any unpaid dividends. The aggregate liquidation preference at September 31, 2001 was $1,892,022.

                The Company has a $3.5 million revolving credit agreement, subject to certain borrowing base restrictions. The bank line of credit had $3.0 million outstanding (the maximum allowed under the borrowing base restrictions) at September 30, 2001. The line of credit agreement, which amended to and expires on September 30, 2002, contains covenants that include limitations on the Company’s ability to pay dividends as well as requiring the Company to maintain certain financial requirements, including maintaining a minimum net worth level. Substantially all of the Company’s assets were pledged as collateral under this agreement.

                On May 23, 2001 the Company finalized the financing for the Capacity Upgrades from the same financial institution with which it has its operating line of credit. The financing includes two notes totaling $5.0 million. One note in the amount of $600,000 amortizes over 48 months and the second note in the amount of $4.4 million amortizes over 60 months. As of September 30, 2001, the $600,000 note was fully drawn and the draws on the second note totaled $4.0 million. The Company drew the remaining balance of the second note in early fourth quarter 2001. The equipment financing is backed by a letter of credit for part of the amount which was posted on behalf of the Company by one of the Company’s major customers.

                The new financing contains the same covenants and restrictions as the line of credit. Substantially all assets of the Company were pledged as collateral under these agreements. As of September 30, 2001, the Company was in violation of certain covenants.

                During the first nine months of 2001, the Company spent approximately $5.4 million on the Capacity Upgrade. Due to overcapacity and plant closings in certain segments of the brewing industry, the Company was able to construct the line, in part, through acquisition of used equipment. The process of integrating the equipment into the existing line took longer than originally anticipated, and combined with equipment failures, caused significant production delays. As a result, the Company‘s contract and proprietary sales were both affected in the nine month period ended September 30, 2001 and revenues were lower than expected with higher than expected labor and overhead costs. The production delays continued throughout the third quarter.  The line became technically operational in late July 2001 and continues to perform below the Company’s expectations.

                The Company also has a $1.0 million line of credit agreement with the Partnership through April 15, 2002. Advances outstanding were $1.0 million at September 30, 2001. In addition, the Partnership provided $500,000 for purposes of pledging a U.S. Treasury Note for the BATF bond. This $500,000 loan is also due April 15, 2002. These borrowings were subordinated to the equipment notes discussed above and were classified as short term at September 30, 2001, because the respective due dates were less than twelve months.

                Due to the seasonal nature of its business and packaging line upgrades in 2000 and 2001, the September 30, 2001 working capital position is not indicative of its future needs. On a long-term basis, the Company will need to obtain additional financing in meeting the March 2002 due date of its related party obligations. The Company is exploring alternatives for long-term debt and equity financing.

                As noted above, the Company had a working capital deficit of $7.9 million at September 30, 2001.  As a result of the operating inefficiencies in the Capacity Uprade, the Company is currently unable to generate sufficient cash flow to pay all of its vendors in a timely manner.  The Company is in the process of attempting to restructure its obligations and indebtedness.  In addition, the Company is exploring alternatives to obtain additional permanent capital. There can be no assurance that the Company will be able to successfully restructure its indebtedness or to obtain additionalpermanent capital.  If the Company is unable to restructure its indebtedness or obtain additional permanent capital, it may have an adverse effect on the Company, including its ability to continue operations.

Gopher State Ethanol

                Beginning in 1997 and continuing through 1999, the Company investigated and began to develop a business for the production of ethanol, distilled grains and raw CO2 gas. Ethanol is principally produced from the processing of corn including its fermentation into fuel grade alcohol. The construction of the facility was completed in June 2000. Due to the significant cost of the facility, the Company had to solicit investors to satisfy lenders’ request for equity and as a result, has a minority interest in the ethanol operation. The operating lease and shared expenses agreements that were executed during 1999 have reduced the Company’s operating expenses. The total amount credited to expense related to the shared expenses agreement was approximately $2.7 million during the first nine months of 2001, of which approximately $2.3 million related to expenditures incurred by the Company on behalf of GSE. The equity method of accounting is being used to account for this investment. See Notes 7 and 9 in the financial statements.

CO2  Joint Venture

                The Company has entered into a joint venture agreement with a nonaffiliated third party for the production of CO2 in a production facility that is located adjacent to the ethanol plant and the brewery. The joint venture is operated under the name MG-CO2 St. Paul, and is 50 percent owned by the Company and 50 percent owned by Messer Griesheim Industries, a Pennsylvania producer and marketer of CO2. The joint venture began operations in August 2000. The joint venture purchases raw CO2 gases from GSE and then further processes the gases into finished product. The results of the operations for the joint venture are accounted for using the equity method. See Note 8 in the financial statements.

Recent Accounting Pronouncements

                In July 2001, the Financial Accounting Standards Board issued two new statements. Statement No. 141, Business Combinations, eliminates the pooling method of accounting for business combinations occurring after June 30, 2001. Statement No. 142, Goodwill and Other Intangible Assets, eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life and requires, at a minimum, that issuers perform annual impairment tests of goodwill and other intangible assets determined to have an indefinite life. The Company has not yet completed its full assessment of the effect of these new standards on its financial statements, but believes their impact will not be significant. The standards generally are required to be implemented by the Company in its 2002 financial statements.

                In September 2001, the FASB issued Statement No. 143, Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long lived assets and the associated asset retirement costs. This Statement will be effective for the Company beginning January 1, 2003.  The Company does not believe the adoption of this pronouncement will have a material effect on its financial statements.

                In August 2001, the FASB issued Statement No. 144, Accounting for Impairment or Disposal of Long Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long lived assets. The Statement will be effective for the Company beginning January 1, 2002. The Company does not believe the adoption of this pronouncement will have a material effect on its financial statements.

Forward-Looking Statements

                Statements included in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. Among these risks and uncertainties and information included in this Quarterly Report on Form 10-Q which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” ”estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology constitutes forward-looking information. The following important factors, among others, in some cases have affected and in the future could affect the Company’s actual results and could cause the Company’s actual financial performance to differ materially from that expressed in any forward-looking statement: (i) competition within the brewing industry resulting from the increased number of brewers and available beers, (ii) the Company’s ability to continue to achieve and maintain contract brewing arrangements, (iii) the success of the Company’s proprietary brands, including its reliance upon distributors, (iv) the Company’s continued ability to sell products for export, (v) GSE’s ability to successfully operate an ethanol facility, (vi) the Company’s ability through a joint venture to successfully operate a liquid carbon dioxide plant, (vii) the Company’s ability, together with GSE and the CO2 joint venture to successfully resolve issues related to odors and noise at the ethanol and CO2 facilities, (viii) the Company’s ability to complete the Capacity Upgrade to achieve the production levels necessary to fulfill its present and future customer contracts, and (ix) the Company’s ability to obtain additional working capital or to restructure its indebtedness.

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk

                The Company entered into a $3.5 million line of credit with a financial institution that has an interest rate that is one and one-half percent above the prime rate, term notes for equipment purchases in the amounts of $4.4 million and $600,000 with the same financial institution that have interest rates that are two percent above the prime rate and a line of credit with the Partnership under which it has current borrowings of $1.5 million that has an interest rate that is one percent above the prime rate. The Company currently believes that a 10% increase or reduction in interest rates would not have a material effect on its future earnings, fair values or cash flows. In connection with the construction of an ethanol facility, its minority-owned subsidiary, GSE, obtained permanent financing up to $16 million, with an interest rate that also varies with the prime rate. As a result, the Company’s results of operations may become more affected by interest rate movements.

                As of September 30, 2001, the Company has not entered into any derivatives or other market risk sensitive instruments. In addition, there have been no losses experienced due to interest rate or foreign currency exposure. However, the Company has some commodity price risk exposure as a result of its equity investment in minority-owned subsidiary, GSE. The Company anticipates that in the future, GSE may engage in hedging transactions with respect to its acquisition of commodities used in the production of ethanol.

PART II                                                                              OTHER INFORMATION

Item 1.                 LEGAL PROCEEDINGS

City of Saint Paul

                In the production of ethanol and related production of carbon dioxide (CO2), the ethanol and CO2 plants generated noises and odors that resulted in complaints by City of Saint Paul residents.

                On March 27, 2001, the City of Saint Paul served the Company, GSE and the Company's CO2 joint venture with a civil Summons and Complaint alleging that noise and emissions, including odors, from operations of the brewing, ethanol and CO2 facilities violated City and State nuisance laws and State environmental laws and requested injunctive relief, declaratory relief and damages.

                On May 3, 2001, the City of Saint Paul filed a Summons and Complaint in Ramsey County District Court against the Company alleging misdemeanor violations of City of Saint Paul noise ordinances and State of Minnesota Noise Control Standards. Similar filings were also made against GSE and the CO2 joint venture.

                 On June 29, 2001, GSE completed installation and commenced operation of a thermal oxidizer within the ethanol plant. The thermal oxidizer has the capacity to eliminate substantially all of the odors that were the subject of the resident and City complaints.

                On July 18, 2001, the Court approved a settlement agreement under which the City of Saint Paul agreed to dismiss the criminal lawsuit with prejudice and the Company and the two other parties each agreed to pay the City $13,000 in restitution. The amounts have been paid and the criminal lawsuit has been dismissed with prejudice.

                The Company and the other defendants have filed a motion for dismissal of the civil lawsuit and the City has filed a motion for an injunction requiring remediation of the remaining noise and odor emissions associated with ethanol and CO2 production. A hearing on the motions has been scheduled for December 7, 2001.

                The City, the Company and other parties agreed to mediation of the issues, which began on November 5, 2001. While the Company cannot predict the ultimate disposition of this matter, the Company currently believes the resolution of the lawsuit will not have a material adverse effect on the financial position or operation of the Company.

Item 2.	Changes in Securities

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

	a)	Exhibits

		10.1	Amendment No. 4 to Amended and Restated General Credit and Security Agreement and Waiver between Bremer Business Finance Corporation and MBC Holding Company.

	(b)	Reports on Form 8-K

None

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBC HOLDING COMPANY

Dated:	August 14, 2001	/s/Charles M. Woodside

Charles M. Woodside Vice President of Finance (Chief Financial Officer)